Form 10-K
period 2004-08-31
GOLDEN OVAL EGGS LLC
filed 2004-11-29
CIK 1271285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2004

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.

GOLDEN OVAL EGGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	20-0422519
(State of incorporation)	(IRS Employer Identification No.)

340 Dupont Avenue NE, Renville, MN  56284

(Address of principal executive offices including zip code)

(320) 329-8182

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

None

Securities Registered Pursuant To Section 12(g) Of The Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

There is no established public market for the Registrant’s limited liability company.  As of November 24, 2004, the Registrant had 4,581,832 units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

Forward-Looking Statements

This report contains forward-looking statements based upon assumptions by the management of Golden Oval Eggs, LLC (the “Company”, “Golden Oval” or “we”), a Delaware limited liability company, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. When used in this report, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements. If management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in the “Risk Factors” section of this report. Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

 ITEM 1.  BUSINESS

Introduction

The Company is a Delaware limited liability company, that was organized for the specific purpose of consummating the conversion of Midwest Investors of Renville, Inc., d/b/a “Golden Oval Eggs”, a Minnesota cooperative (the “Cooperative”), into a LLC. The conversion of the Cooperative from a cooperative to a LLC was completed effective August 31, 2004, with the Company being the surviving entity in the conversion. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative. The Company is primarily engaged in the business of producing and processing egg products, with its products including liquid whole egg, liquid egg white and liquid egg yolk.  The Company operates two facilities, one in Renville, Minnesota and the other in Thompson, Iowa.

For more information regarding the Company’s conversion from a Minnesota cooperative to a limited liability company, please refer to the Company’s Registration Statement on Form S-4 (File No. 333-112533) filed with the United States Securities and Exchange Commission.

The Company’s output consists of liquid whole egg, liquid egg white and liquid egg yolk. The egg products produced by the Company are sold on a direct basis to companies who further process the raw liquid egg into various finished egg products such as dried eggs, frozen, hard cooked, extended shelf-life liquid, pre-cooked egg patties, specialty egg products, etc. Institutional, food service, restaurants, and food manufacturers in turn purchase these further processed products.

The Company has seen its production increase from approximately 7 million liquid pounds in 1995 to approximately 157 million in 2004.  The second phase of the Thompson facility, currently under construction, is expected to be completed by February, 2005.  Upon completion, the Company expects to reach an annual production capacity of approximately 225 million pounds. The egg industry has been consolidating as producers and processors try to meet the needs of their large customers. We believe that these large customers are looking for a reduced number of reliable suppliers that can give them the high quality product that they need.

The Company’s predecessor, the Cooperative, had revenues of approximately $83.5 million during fiscal 2004 (ending August 31, 2004), $53.0 million during fiscal 2003 (ending August 31, 2003) and approximately $46.2 million during fiscal year 2002 (ending August 31, 2002).

Sales, Marketing and Customers

Currently, a majority of the Company’s egg products are sold at open market prices, although the Company has set up a variety of contract arrangements in an effort to reduce price and product sales risk.  The Company is a party to several multi-year written contracts to supply different customers, based on formula pricing, fixed price and toll milling. Those contracts typically involve the customer’s agreement to purchase a specified quantity of egg products each year during the term of the applicable agreement, and allow either party to terminate the contract upon specified notice to the other party. Currently, egg products that are priced on a “non-market” basis under these long-term contracts account for approximately 30% of total sales volume, although this percentage tends to fluctuate over time depending on the availability of and interest of the Company’s management in entering into these types of sales arrangements. Pricing under these non-market contracts is generally reflective of historical average market prices. The current contracts expire at various times over the next five years, subject to termination by either party on from six to 24 months’ notice. In the event that any such contractual arrangements were terminated, the Company would plan to sell the available products into the commodity markets for such products.

In the most recent fiscal year, there were a number of customers who each represented more than 10% of the cooperative’s total sales. Those customers include Primera Foods, Sunny Fresh Foods, Michael Foods and MOARK. Some of the Company’s sales are made to customers in Canada. In 2002, non-U.S. sales totaled approximately $3,980,000, with sales in 2003 and 2004 increasing to approximately $4,798,000 and $6,289,000, respectively.

Egg Industry and Markets

In 2003, the average number of egg-type laying hens in the U.S. was 278.3 million.  Flock size on August 1, 2004 was 283 million layers; 3.18% larger than one year ago, up 9 million hens.  Rate of lay per day on August 1, 2004 averaged 71.0 eggs per 100 layers, down 1 percent from a year ago.

Market Segmentation

There were 206.9 million cases (30 dozen eggs per case) of shell eggs produced in 2003:

60.9 million cases (29%) were further processed into other commodity products such as fresh liquid, pasteurized liquid, frozen, frozen and salted, frozen and sugared and dried eggs;

125.8 million cases (61%) went to retail;

18.6 million cases (9%) went for foodservice use; and

1.6 million cases (1%) were exported.

The Company participates in the 60.9 million cases that are further processed into various types of egg product. This equates to production of approximately 2,400 million pounds of liquid eggs.

Per Capita Consumption

The following table provides “per capita consumption” data on a national basis. Note that per capita consumption is a measure of total egg production divided by the total population. It does not represent demand.

Year:	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Per Capita Consumption:	236.4	233.5	234.6	235.6	239.7	249.8	251.7	252.8	253.5	254.1

Source: U.S. Department of Agriculture (USDA has recently adjusted data to reflect 2000 Census figures)

Competition

For 2003, there were approximately 260 egg producing companies nationally with flocks of 75,000 hens or more, representing approximately 95% of all the layers in the U.S. Of these, there are approximately 65 egg producing companies with 1 million plus layers, representing about 80% of all the layers in the U.S. And, of these, there are approximately 9 companies with greater than 5 million layers.  Egg Industry Magazine ranked the Company as the 14th largest producer nationally as of December 31, 2003. The top twenty producers represented 57.3% of the national flock.

The industry converted approximately 60.9 million cases into approximately 2,400 million pounds of liquid eggs in 2003. In its most recent fiscal year, the Company’s predecessor, the Cooperative, sold 146 million pounds of liquid egg supplying approximately 6% of the market. Some of the Company’s customers break a number of their own eggs to fulfill their needs while others source all of their liquid egg from outside providers.

Feed Procurement

Feed is a primary cost component in the production of eggs. Although feed ingredients are available from a number of sources, prices for ingredients can fluctuate and can be affected by weather and by various supply and demand factors.  The Company purchases the feed needed for its birds in the marketplace, based upon the then-prevailing market price for such feed and the ingredients of such feed supplies.

Governmental Regulation

The Company is subject to federal and state regulations relating to grading, quality control, labeling, sanitary control and waste disposal. The Company’s egg processing facilities are subject to regulation by both the U.S. Department of Agriculture and the U.S. Food and Drug Administration. The Company believes that it is in material compliance with the applicable regulatory requirements. The Company maintains its own inspection program to assure compliance with applicable regulatory requirements, the Company’s standards and customer specifications.

Environmental Matters

The Company is subject to several federal and state environmental regulations. The federal environmental regulations with which it must comply were promulgated by the U.S. Environmental Protection Agency pursuant to the Clean Air Act, Clean Water Act and Resource Conservation and Recovery Act. The Environmental Protection Agency has delegated permitting and enforcement authority under each of these acts to Minnesota and Iowa, where the Company has facilities. Thus, the Company is required to comply with the provisions of regulations promulgated by the Minnesota Pollution Control Agency, as well as the Iowa Department of Natural Resources, pursuant to these federal acts.

In Minnesota, the Company’s predecessor, the Cooperative, has obtained the following permits related to environmental regulations:

The Company has a National Pollutant Discharge Elimination System permit from the Minnesota Pollution Control Agency that addresses the requirements of the Clean Water Act. This permit will need to be renewed in 2006. The Company does not anticipate the cost of renewing this permit to be material.

The Company has a permit to discharge wastewater from its Minnesota processing operations into the City of Renville’s sewer system. The Company and the City are currently negotiating a new permit, to be effective January 1, 2005. The cost to this permit renewal is not expected to be material. In the future, the Company may elect to own and operate the wastewater treatment facilities necessary for the treatment of waste effluent. If it chooses to do this, the permitting costs are not expected to be material.

In Iowa, the Cooperative has obtained or applied for the following permits related to environmental regulations:

The Company has an Animal Feeding Operation construction permit issued in compliance with the Iowa Department of Natural Resources’ Animal Feeding Operation regulations, which were promulgated pursuant to the Clean Water Act. The construction permit does not expire unless significant changes in the size or operation of the facility are anticipated. The Company is not currently planning any such changes.

The Company has a National Pollutant Discharge Elimination System Permit from the Iowa Department of Natural Resources for its wastewater treatment operations at the Iowa facility. This permit expires in April 2005, and the Company does not expect the cost of permit renewal to be material.

The Company has air quality construction permits from the Iowa Department of Natural Resources for various pieces of equipment that are air emission sources at the Iowa facility, including equipment for the feed mill and related egg shell recovery and grain receiving facilities. These permits have no expiration date, but must be modified if emissions from the equipment are anticipated to change. The Company is not currently planning any such changes.

The Company also manages any solid waste, such as deceased hens and waste egg shells, pursuant to Minnesota Pollution Control Agency and Iowa Department of Natural Resources solid waste regulations

The Company is also subject to the federal Comprehensive Environmental Response Compensation and Liability Act, also known as the federal “Superfund” law. This law establishes liability for releases of hazardous substances to the environment. Under the law, current and former owners and operators of facilities where hazardous substance releases occur are jointly and severally liable for response costs and damages to natural resources caused by the releases. Because both the Minnesota and Iowa facilities were constructed on previously undeveloped agricultural land, and because any hazardous substances utilized by the Company are managed according to regulations promulgated by Minnesota and Iowa pursuant to the Resource Conservation and Recovery Act, and any releases of hazardous substances are within permitted or regulatory limits, the Company does not believe it has any significant potential liability under the Comprehensive Environmental Response Compensation and Liability Act.

The Company believes that it is currently in compliance with applicable environmental laws and regulations and has all necessary permits for existing operations. As the Company expands its operations, it will need to continue to obtain necessary permits and maintain compliance with regulatory reporting requirements. The Company maintains an on-going program designed to ensure compliance with environmental laws and regulations. The Company cannot predict whether future changes in environmental laws or regulations might increase the cost of operating its facilities and conducting its business. Any such changes could have material financial consequences for the Company and its unitholders.

As noted above, the Company has permits to discharge wastewater from its Renville processing operations into the City of Renville’s sewer system, and maintain ponds for storm water runoff. In the future, the Company may elect to own and operate the wastewater treatment facilities necessary for the treatment of waste effluent. The Thompson site is a totally self-contained operation, complete with its own water wells and water tower, processing wastewater treatment facilities and electrical generating equipment.

Intellectual Property Rights

The Company does not hold any patents and generally uses industry-standard equipment and processing lines in its business. To the extent it develops proprietary uses of such systems, the Company relies on a combination of trade secrets, trademarks, nondisclosure agreements and technical measures to establish and protect its proprietary rights.

Research and Development

As a commodity-based business, the Company does not conduct any research and development activities associated with either the development of new products or the development of new technologies for use in producing those products. Instead, as described above, the Company relies upon industry-standard processing and related equipment.

Employees

As of  August 31, 2004, the Company had approximately 220 full-time employees, none of which are covered by collective bargaining agreements. Management considers its employee relations to be good.

Risk factors

We are subject to numerous risks and uncertainties, including the following:

Market prices of wholesale liquid eggs are volatile and changes in these prices can adversely impact our results of operations.

Our operating results are significantly affected by wholesale liquid egg market prices, which fluctuate widely and are outside of our control. Small increases in production or small decreases in demand can have a large adverse effect on liquid egg prices.

In March 2003 egg prices began to rise dramatically.This increase was  due to several factors, including: (1) shutdown of several egg production facilities for economic reasons; (2) reduction in the number of laying hens (layers) due to the implementation of animal welfare standards; (3) reduction in layers due to the outbreak of Exotic Newcastle Disease, a contagious and fatal viral disease in birds, in the Southwest and on the West Coast; and (4) increased demand for eggs and egg products due to the number of Americans switching to some form of high protein/low carbohydrate diets.  In April 2004 egg prices began to decline and at fiscal year end had again dropped below long term averages.

Changes in consumer demand for liquid eggs can negatively impact our business.

Demand for liquid eggs has increased in recent years as a result of a number of factors. We believe that increased fast food restaurant consumption, favorable reports from the medical community regarding the health benefits of liquid eggs, reduced liquid egg cholesterol levels, current high protein diet trends and industry advertising campaigns have all contributed to the increase in liquid egg demand. However, there can be no assurance that the demand for liquid eggs will not decline in the future. Adverse publicity relating to health concerns and changes in the perception of the nutritional value of liquid eggs, as well as movement away from popular high protein diets, could adversely affect demand for liquid eggs, which would have a material adverse effect on our future results of operations and financial condition.

Feed costs are volatile and changes in these costs can adversely impact our results of operations.

Feed costs represent a significant element of our liquid egg production cost, equating to approximately 40% of total annual cost in each of the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past.  Increases in feed costs which are not accompanied by increases in the selling price of liquid eggs will have a material adverse effect on the results of our operations.

Our largest customers have historically accounted for a significant portion of our net sales volume. Accordingly, our business may be adversely affected by the loss of, or reduced purchases by, one or more of our large customers.   As indicated above, in its most recent fiscal year, the Company had several customers who each represented more than 10% of the Company’s business.  Any change in the Company’s relationship with one or more of those customers could have a material impact on the Company and the results of its operations.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition and reputation.

We are subject to federal and state regulations relating to grading, quality control, labeling, sanitary control and waste disposal. As a fully-integrated liquid egg producer, our liquid egg facilities are subject to United States Department of Agriculture, the USDA, and Food and Drug Administration, the FDA, regulation and various state and local health and agricultural agencies. Our liquid egg processing facilities are subject to periodic USDA inspections. Our feed production facilities are subject to FDA regulation and inspections.

Our operations and facilities are also subject to various federal, state and local environmental, health and safety laws and regulations governing, among other things, the generation, storage, handling, use, transportation, disposal and remediation of hazardous materials. Under these laws and regulations, we are also required to obtain permits from governmental authorities, including, but not limited to wastewater discharge permits.

If we fail to comply with any applicable law or regulation or permit, or fail to obtain any necessary permits, we could be subject to significant fines and penalties or other sanctions, our reputation could be harmed and our operating results and financial condition could be materially and adversely affected. In addition, because these laws and regulations are becoming increasingly more stringent, there can be no assurances that we will not be required to incur significant costs for compliance with such laws and regulations in the future.

Our business is highly competitive.

The production and sale of fresh liquid eggs, which have accounted for virtually all of our net sales in recent years, is intensely competitive. We compete with a large number of competitors that may prove to be more successful than we are in marketing and selling liquid eggs. We cannot assure you that we will be able to compete successfully with any or all of these companies. In addition, increased competition could result in price reductions, greater cyclicality, reduced margins and loss of market share, which would negatively affect our business, results of operations and financial condition.

Agricultural risks could harm our business.

Our liquid egg production activities are subject to a variety of agricultural risks. Unusual or extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of liquid eggs we produce and distribute. If a substantial portion of our production facilities are affected by any of these factors in any given quarter or year, our business, financial condition and results of operations could be materially and adversely affected.

If we encounter unanticipated costs in connection with the construction activities at our Thompson, Iowa facility, we may be adversely impacted.

 The Company is engaged in extensive construction activities at our Thompson, Iowa facility.  If the costs of those construction activities were to be greater than anticipated and planned for, the Company and its financial results could be adversely impacted.  In particular, it would be necessary for the Company to fund such cost-overruns from other sources, such as from additional borrowings or equity investment or from resources generated through the operational activities of the Company’s business.

ITEM 2.  PROPERTIES AND PROCESSING FACILITIES

The Company maintains production and processing facilities at both its original 60-acre site in Renville, Minnesota and a second 240-acre site northeast of Thompson, Iowa. The land on which the Thompson facilities are located is leased from Midwest Investors of Iowa Cooperative. At each location, the Company maintains a large layer flock for “in-line” production of eggs.

The laying barns are equipped with high-rise turbo ventilation systems which are designed to promote better bird health, improved pest control, uniform temperatures and a purer environment for employees working at the facility. The turbo ventilation system dries poultry litter to approximately 15% moisture, which greatly reduces any odor. The dried poultry litter also results in less tonnage being transported to area farm fields for application. The dried poultry litter is marketed to local farmers for its nutrient value to be applied as a soil amendment to farm fields located in the vicinity of the facility.

After the eggs are produced, they are processed into liquid egg products at one of the Company’s two egg breaking facilities. The in-line processing facility receives the shell eggs via a conveyor belt directly from the layer barns. At the Renville site, supplementary equipment also allows procurement of “off-line” produced shell eggs from third parties for processing. The egg breaking facilities process the eggs by washing, rinsing, sanitizing and candling the eggs prior to removing the shells. The process then extracts any inedible substances and separates the liquid into whites, yolks or whole eggs. The liquid eggs are then filtered, cooled and pumped into liquid storage tanks. The liquid egg products are then shipped via tanker trucks to customers.  The resulting egg shells are transferred to an egg shell recovery facility at the Thompson site where egg shells are dried for utilization as a feed ingredient.

Renville, Minnesota

Construction of an in-line production and processing layer complex in Renville, Minnesota, began in June 1994, with construction being completed and all 16 barns housed with approximately 2.0 million birds by October 1996. The Renville processing facility presently operates near its current production capacity of approximately 70 million pounds of liquid egg per year.

The Company acquires all of its baby chicks from third-party sources. The Company has an exclusive contract pullet growing arrangement for its needs at the Renville operation with The Pullet Connection. The Pullet Connection receives day-old birds, provides housing, labor, and utilities and delivers the pullets to the layer sight at approximately sixteen weeks of age. The Company owns the birds, provides all feed and supplies, and pays The Pullet Connection a fixed fee per delivered pullet along with performance incentives determined by certain quality standards. The Pullet Connection’s facility has the capacity to house approximately 520,000 pullets.

Feed for the laying hens at the Renville facility and the pullet growing operations is manufactured at a feed mill owned and operated on a cost basis by United Mills. United Mills is a cooperative venture owned one-third each by Coop Country Farmers Elevator of Renville, Minnesota, Christensen Family Farms and the Company. The feed mill is capable of producing 250,000 tons of feed annually. The Company uses approximately 65% of the feed manufactured by United Mills. The Company believes that it is able to leverage United Mills’ volume purchasing power and production capacity to achieve lower feed costs than the Company would face if it manufactured feed at its own facilities.

Thompson, Iowa

In August 1999, construction of a second in-line production and processing layer complex began on the site located near Thompson, Iowa. The project is divided into two phases. Construction of phase one, the east side of the complex, which houses approximately 2.7 million layers and 650,000 pullets, was completed in December 2001. Phase one consists of eleven high-rise barns, segmented by one brooder barn, one starter barn, nine layer barns, an egg processing facility and an operations office. Phase two is the west side of the complex, designed as a duplicate of the east side brooder, starter and layer barns.  Construction of phase two is underway and as of August 31, 2004, three layer barns were completed and housed.  Additionally, the company constructed a 400,000 ton annual production capacity feed mill and related facilities in 2004.   The Company intends to utilize approximately one-half of the capacity of the feed mill for its own purposes and contract out the remainder of the capacity to outside users. When construction is complete, the Thompson facility will operate at its stated capacity of approximately 150 million pounds.

As with the Renville operations, the Company acquires all of its baby chicks for production at the Thompson site from third-party sources. However, the Company raises the baby chicks to pullets itself at the Thompson facility.

ITEM 3.  LEGAL PROCEEDINGS

From time to time and in the ordinary course of its business, the Company is named as a defendant in legal proceedings related to various issues, including worker’s compensation claims, tort claims and contractual disputes. Other than such routine litigation, the Company is not currently involved in any material legal proceedings. In addition, the Company is not aware of other potential claims that could result in the commencement of legal proceedings. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the Company’s insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As has been disclosed in prior filings, including the Company’s Form 8-K filed on September 1, 2004, during the fourth quarter of fiscal year 2004, the Cooperative’s stockholders voted to approve the conversion of the Cooperative into a limited liability company.  The vote of the cooperative’s stockholders was held on August 31, 2004, with 698 voting members eligible to vote on the proposal to merge the cooperative into Golden Oval Eggs, LLC.  A total of 372 members of the cooperative voted on the proposal, with 331 voting for the proposal and 41 voting against the merger proposal.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S LIMITED LIABILITY COMPANY UNITS AND RELATED UNITHOLDER MATTERS

There is no established public trading market for the Company’s limited liability company units. As of November 24, 2004 there were 695 holders of the Company’s limited liability company units.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data of Midwest Investors of Renville, Inc. (d.b.a. “Golden Oval Eggs”), the predecessor of Golden Oval Eggs, LLC. The information presented is derived from the cooperative’s financial statements, which have been audited by Moore Stephens Frost, independent auditors.

We encourage you to read the financial data presented below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the financial statements and related notes included at the end of this document.

Selected Financial Data of the Company
(in thousands, except share and per share data)

	Years Ended August 31,
	2000	2001	2002	2003	2004

Income Statement Data:
Revenues	$20,737	$35,215	$46,169	$53,052	$83,543
Cost of goods sold	17,294	31,053	39,450	43,300	50,693
Gross profit	3,443	4,162	6,719	9,752	32,850
Operating expenses	1,559	2,495	3,339	3,208	9,749
Income from Operations	1,884	1,667	3,380	6,544	23,101
Interest expense	(1,038)	(2,314)	(3,466)	(3,520)	(2,732)
Minority interest in income of consolidated subsidiaries			35		(41)
Other income	284	650	385	509	513
Income before income taxes	1,130	3	299	3,533	20,841
Income taxes	2	—	—	—	2,926
Net income	$1,128	$3	$299	$3,533	$17,915
Weighted average common shares outstanding	3,868,232	4,189,832	4,388,517	4,581,832	4,581,832
Net income per common share	$0.29	$—	$0.07	$0.77	$3.91
Distributions per common share	$0.07	$0. 04	$—	$—	$4.22

	As of August 31,
	2000	2001	2002	2003	2004

Balance Sheet Data:
Current assets	$19,337	$15,619	$14,420	$18,211	$25,926
Property, plant and equipment	37,967	46,346	42,537	38,118	55,143
Other assets	5,528	5,618	9,815	8,531	6,396
Total assets	$62,832	$67,583	$66,772	$64,860	$87,465

Current liabilities	$6,173	$9,591	$8,965	$6,025	$24,360
Long-term debt, less current maturities	36,384	37,624	35,309	32,804	30,335
Minority interest in consolidated subsidiaries					907
Total patrons’ equities	$20,275	$20,368	$22,498	$26,031	$31,863
Common shares outstanding	3,868,232	4,189,832	4,581,832	4,581,832	4,581.832
Book value per common share	$5.24	$4.86	$4.91	$5.68	$6.95

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements. Such statements are based on assumptions by the Company’s management, as of the date of this report, and are subject to risks and uncertainties, including those discussed under “Risk Factors” in this report, that could cause actual results to differ materially from those anticipated. The Company cautions readers not to place undue reliance on such forward-looking statements.

Overview

The Company is engaged in the production, breaking, and sale of non-pasteurized liquid whole eggs, liquid whites, and liquid yolks. The Company’s operations are integrated from the production of eggs, processing of those eggs into liquid eggs, and the transportation of the liquid eggs. The Company currently ranks in the top 15 in the nation for production of shell eggs. The Company also obtains a relatively small portion of its eggs from third parties for processing, which amount has ranged from 9.1% to 11.8% of total eggs processed for each of the last three fiscal years. The Company primarily markets its liquid eggs to further processors of egg products.

The Company’s operating income or loss is significantly affected by wholesale liquid egg prices, which can fluctuate widely and are outside of the Company’s control. Liquid eggs are a commodity product and prices fluctuate in response to supply /demand factors.

The Company’s cost of production is materially affected by feed costs, which average approximately 40% of the Company’s total costs. Approximately 60% of these feed costs are incurred in the procurement of corn and soybean meal  The cost of these ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has little or no control.

Following several years of attractive profits (from fiscal 1996 to fiscal 1999), the cooperative experienced a period of low earnings from fiscal 2000 to fiscal 2002. The primary reason for these results was an industry wide overproduction of eggs in North America ahead of retail and food service demand. This supply/demand imbalance caused egg prices to fall to levels that made most egg producers and processors marginally profitable to unprofitable during this period.

In March 2003, egg prices began to rise dramatically. This increase was due to several factors, including: (1) shutdown of several egg production facilities for economic reasons; (2) reduction in the number of laying hens (layers) due to the implementation of animal welfare standards; (3) reduction in layers due to the outbreak of Exotic Newcastle Disease, a contagious and fatal viral disease in birds, in the Southwest and on the West Coast; and (4) increased demand for eggs and egg products due to the number of Americans switching to some form of high protein/low carbohydrate diets.

In April 2004 egg prices began to decline and at fiscal year end had again dropped below long-term averages.  These profit margins for fiscal 2004 far outstripped historical profit margins of the cooperative.  Management believes 2004 profit margins are not sustainable and will return to a level closer to historical averages.

In response to the current favorable market, the Company has begun construction of additional production facilities at its site in Thompson, Iowa, including additional layer barns and a feed mill to meet the corresponding need for increased feed.  Construction at the Company’s Thompson facility phase two is underway and as of August 31, 2004, three layer barns were completed and housed.  Additionally, the company constructed a 400,000 ton annual production capacity feed mill and related facilities in 2004.

The Company does not expect the construction of additional layer barns and operation of the feed mill and related facilities to have a net material effect on its results of operations. In addition, the Company will continue to tightly manage its risk management profile by seeking ways to minimize volatility in its operating margins.

The Company sells a portion of its products under contract at non-market prices. Depending upon market circumstances, the prices generated by the Company’s non-market volume sales tend to be either less or more than what the prevailing open market prices would generate.

Results Of Operations

The following table presents, with respect to the Company, the amounts sold and weighted average sales prices of those sales for the liquid eggs for the periods presented.

	2002	2003	2004
Pounds sold (in millions)	146.0	145.9	157.5
Average price per pound	$.316	$.364	$.516

The following graph presents information regarding variability in the price for liquid whole egg experienced in the domestic market for that product during the period from 1980 through late 2004.

Fiscal Year Ended August 31, 2004 Compared To Fiscal Year Ended August 31, 2003

Net Sales.    Net Sales for the fiscal year ended August 31, 2004 were $83.5 million, an increase of $30.4 million or 57.3% as compared to fiscal year 2003. The increase in net sales was due primarily to the increase in total pounds of egg products sold and egg product selling prices during fiscal 2004 as compared with fiscal 2003. Pounds sold for fiscal 2004 were 157.5 million, an increase of 11.6 million or 8% as compared to fiscal 2003. Two new layer barns were brought on line during the 4th quarter of 2004.  These new barns accounted for 4 million pounds of the increased sales, while the rest of the increase in pounds sold resulted  from changes in the amount and composition of feed used.   $2.3 million of the increased sales came from the implementation of FASB  Interpretation 46 which consolidated variable interest entities in the current year with the Company’s historical operations. Domestic demand for eggs were strong, which resulted in higher selling prices during  fiscal 2004.  The Company’s  average selling price per pound for  fiscal 2004 was $.515, compared to $.364 for fiscal 2003, an increase of 41.5%.   The Company’s average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks. The factors relating to the increase in sales prices are discussed in the overview above.

Cost of goods sold.    Cost of goods sold for fiscal 2004 was $50.7 million, an increase of $7.4 million or 17.1% as compared to fiscal 2003. The increase is due to an increase in the cost of eggs purchased from third parties for the Company’s off-line production, an increase in the cost of feed and the cost of goods associated with the additional 2 layer barns added during the 4th quarter of 2004.  The Company buys a significant number of shell eggs from third parties for processing at its Renville egg breaking facility. The cost of these eggs during fiscal 2004 increased $2.8 million or 70% as compared to fiscal 2003. This increase is due primarily to the overall rise in prices in the egg industry. Over this same period, feed costs increased by $3 million or 16%. Approximately $1.9 million of the increase in feed costs is due to increased feed prices due primarily to increases in the price of soy meal and corn, and approximately $1.1million is due to an increase in the amount of feed used.   Approximately $.3 million of the increase is the result of the implementation of FASB Interpretation 46 which consolidated variable interest entities in the current year with the Company’s historical operations.  The rest of the increase is the result of the additional barns added during the 4th quarter of 2004.

Operating expenses.    Operating expenses for fiscal 2004 were $9.7 million, an increase of $6.5 million or 203% as compared to fiscal 2003. Increased bonus compensation due primarily to record profitability accounts for approximately $2.8 million of the increase. Professional services relating primarily to the limited liability company conversion account for approximately $1.1 million of the increase.   $1.9 million of the increase was the result of the operating expenses of the variable interest entities consolidated due to FASB Interpretation 46 implementation.

Total other expense.    Total other expense for fiscal 2004 was $2.3 million, a decrease of $.7 million or 23.3% as compared to fiscal 2003. This reduction was the result of lower interest expense due to decreased outstanding principal balances.

Income Taxes.  As a cooperative prior to the conversion, the Company was subject to federal income tax only on certain nondeductible expenses and any amount of net proceeds not returned in the form of cash, qualified written notices of allocation or qualified per unit retainage certificates issued within eight and one-half months after the fiscal year end.  Income tax expense for fiscal 2004 was $2.9 million.  Having now converted to a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes and therefore will pay no federal income tax as its members will pay tax on their pro-rata share of the LLC’s net income.

Fiscal Year Ended August 31, 2003 Compared To Fiscal Year Ended August 31, 2002

Net Sales.    For the fiscal year ended August 31, 2003, net sales were $53.1 million, an increase of $6.9 million or 14.9% as compared to the fiscal year ended August 31, 2002. While liquid pounds sold by the Company remained virtually unchanged between the two years, the average selling price for the eggs was $.3635 per pound for fiscal 2003, an increase of $.0473 per pound or 15% compared to an average price of $.3162 in fiscal 2002. The increase in net sales was due to the increased market price for liquid whole eggs, liquid egg whites and liquid egg yolks sold by the Company.

Cost of goods sold.    Cost of goods sold for fiscal 2003 was $43.3 million, an increase of $3.9 million or 9.8% as compared to fiscal 2002. Feed costs accounted for most of the change with a $3.0 million or 19.1% increase from fiscal 2002 to fiscal 2003. Approximately $.7 million of the increase in feed costs was due to an increase in the amount of feed used, and approximately $2.3 million due to increased feed prices. The remaining increase in cost of goods sold came from a variety of other factors, with no one factor accounting for a meaningful component of the remaining increase.

Operating expenses.    Operating expenses for fiscal 2003 were $3.2 million, a decrease of $.1 million or 3.0% as compared to fiscal 2002. No one factor accounted for a meaningful amount of the decrease.

Total other expense.    Total other expense for fiscal 2003 was $3.0 million, a decrease of $70,000 or 2.3%, as compared to fiscal 2002. An increase of $120,000 from litter and inedible egg sales was partially offset by an increase of $50,000 in interest expense.

Liquidity and Capital Resources

The Company’s working capital at August 31, 2004 was $1.6 million compared to $12.2 million at August 31, 2003.  The decrease in working capital was caused by the declaration of a $10.3 million dividend.  The Company’s current ratio was 1.1 at August 31, 2004 compared to 3.0 at August 31, 2003. Subsequent to year end the Company entered into a new financing agreement with CoBank.  The new agreement gives the company a $55 million line of credit of which $10 million is a revolving line of credit and the remaining $45 million will be term debt.  The $10 million revolving line of credit replaces the  $5.5 million working capital line of credit with US Bank and is collateralized by accounts receivable and inventories.  This revolving credit line, which protects the Company from seasonal cash fluctuations, terminates on September 16, 2005.  The $45 million term piece will have a 10 year maturity and will be used to pay off the 2000 bonds and to fund the current construction at the Thompson site.  The Company expects that cash flow from operations and proceeds from its existing credit lines will be sufficient to fund operations, to provide adequate capital expenditures for the current expansion, and to make distributions to its members for at least the next 12 months. The Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

The production and processing plants were built over the course of the last ten years with completion of the Renville production and processing facility in 1996 and the phase one production and processing completed at Thompson in 2001. Capital expenditures totaled $.3 million in 2003 and $1.3 million in 2002. Capital expenditures for 2004 totaled $19.4 million, primarily for the construction at the Thompson facility.   As of August 31, 2004, the Company has committed to contracts on the construction projects totaling approximately $19.3 million. In addition, the Company’s expansion will necessitate increases in inventory of approximately $2 million, which would be financed by trade credit and amounts available for borrowing under the Company’s credit lines.

The Company’s long-term debt at August 31, 2004, including current maturities, was $33.0  million compared to $35.3 million at August 31, 2003. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of its loan agreements to maintain (1) a minimum tangible net worth of not less than $20.0 million; (2) total liabilities to tangible net worth ratio of no more than 3:1; (3) working capital of no less than $3.5 million; (4) an interest coverage ratio of no less than 3:1; (5) a fixed charge coverage ratio no greater than 1.8:1; (6) capital expenditures not to exceed $1 million or the amount that will create a fixed charge coverage ratio greater than 1.8:1; excluding approved construction projects; and (7)  EBITDA of no less than $10.5.  In addition, these provisions restrict the cooperative’s ability to make distributions, create liens, incur indebtedness and sell assets and properties. As of August 31, 2004, the Company was in compliance with these covenants.

Net cash flow from operations was $28.7 million for fiscal 2004. This increased level of cash flow was primarily the result of improved profit margins resulting from the record high sales prices. The Company believes that these profit margins are not sustainable over the long term. See “—Overview” above. Despite the increased levels of sales revenue, outstanding accounts receivable remained unchanged. Increase in corn and soybean prices, along with the addition of two more laying flocks, increased inventory $1.9 million. Overall the changes in net non-cash working capital were not material.  This cash flow has allowed the Company to (1) pay $19.4 million towards the Thompson expansion, (2) make a $1.8 million distribution to its shareholders, (3) set aside $1.1 million to restricted cash account to be used to pay the 2001 bond debt, (4) payoff $2.5 million of long-term debt and (5) increase its cash on hand to $7.6 million.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

Net cash flow from operations improved to $6.3 million in fiscal 2003 from $3.2 million in fiscal 2002. This improvement was a result of improved profit margins due primarily to higher sales prices. The benefit of increased cash flows from operations and flat capital expenditure requirements in fiscal 2003 allowed the Company to pay down the revolving line of credit by $3.0 million and to reduce long-term debt by $2.4 million.

Critical Accounting Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The Company’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included at the end of this document. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of the Company’s consolidated financial statements because they inherently involve significant judgments and uncertainties. Although the Company has not experienced any material changes in its financial position or results of operations in connection with these matters in the past, based on management’s experience there is a reasonable likelihood that such changes may occur from time to time in the future. For all of these estimates, we caution that future events rarely develop exactly as forecast, and estimates routinely require adjustment.

Allowance for Doubtful Accounts.    In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with its customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts.

In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, the Company recognizes reserves for bad debts based on management’s experience and the length of time the receivables are past due, generally the entire balance for amounts more than 90 days past due. As of August 31, 2004, the Cooperative had never written off any accounts receivable and had no bad debt reserves.

Inventories.    Inventories of eggs, feed and supplies are valued principally at the lower of cost (first-in, first-out method) or market. If market prices for eggs and feed grains move substantially lower, the Company would record adjustments to write-down the carrying values of eggs and feed inventories to fair market value.

The cost associated with flock inventories, consisting principally of chick costs, feed, labor, and overhead costs, are accumulated during the growing period of approximately 18 weeks. Capitalized flock costs are then amortized over the productive lives of the flocks, generally 18 to 24 months. High mortality from disease or extreme temperatures would result in abnormal adjustments to write-down flock inventories. As of August 31, 2004, the cooperative had only one abnormal adjustment due to high mortality. The results of this adjustment were non-material to the consolidated financial statements. Management continually monitors each flock and attempts to take appropriate actions to minimize the risk of mortality loss.

Long-Lived Assets.    Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives based on management’s experience, which are 7 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. As of August 31, 2004, the cooperative had never experienced any changes to asset useful lives.

The Company continually reevaluates the carrying value of its long-lived assets, for events or changes in circumstances, which indicate that the carrying value may not be recoverable. As part of this reevaluation, if impairment indicators are present, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. As of August 31, 2004, the Company had never found impairment indicators to be present in its reevaluation processes.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The Company adopted Statement No. 143 effective September 1, 2002. The Company has reviewed its assets and believes it has no assets which will require funds to retire in the future.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003. The Company’s adoption of Statement No. 150 did not have a material impact on its financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. A variable interest entity results from interests in an entity through ownership, contractual relationships, or other pecuniary interest. Under current accounting guidance, entities are generally consolidated by an enterprise only when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has interests in various affiliates established for the purpose of finished feed production, technology services and rental of real estate. The creditors of the entities do not have recourse to the Company.  As a result of the implementation of Interpretation No. 46, the Company determined that United Mills and Midwest Investors of Iowa, Inc. are variable interest entities under Interpretation No. 46.  Additionally, the company has concluded that it is the primary beneficiary of these variable interest entities, and as a result, the Company has consolidated these entities for the fiscal year ending August 31, 2004.

Contractual Obligations

The following table presents various known contractual obligations of the cooperative as of August 31, 2004, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	32,952	2,617	5,323	5,899	19,113
Operating Leases	692	200	287	159	46
Construction Obligations	19,308	19,308	—	—	—
Total	52,592	22,125	5,610	6,058	19,159

The data presented in the preceding table does not include any expected interest payments. The cooperative had no material purchase obligations as of August 31, 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, commodity prices, exchange rates, equity prices and other market changes. Market risk is attributed to all market-risk sensitive financial instruments, including long-term debt.

The Company does not believe it is subject to any material market risk exposure with respect to interest rates, commodity prices, exchange rates, equity prices, or other market changes that would require disclosure.

Commodity Risk.    The Company is subject to market risk resulting from changes in commodity prices associated with our feed inputs, particularly corn and soybeans. The availability and price of these ingredients are subject to wide fluctuations due to unpredictable supply and demand factors such as crop production and weather. To manage the potential negative impact of these price fluctuations, the Company engages in various hedging and other risk management activities, including the buying and selling of option contracts.

A portion of the commodity price risks are effectively managed due to the fact that approximately 30% of the Company’s egg production is under long-term contract for sale on a formula feed pricing basis, where prices automatically vary to take into account changes in feed costs. For the approximately 70% of the Company’s egg production sold on a market basis, the Company manages its commodity price risks by buying and selling corn and soybean meal options through regulated commodity exchanges. The Company does not actually purchase commodities under these option contracts. Depending on market fluctuations, the Company generally sells the contract prior to maturity and purchases another contract for the same quantity at a different price. Occasionally, a worthless contract is permitted to expire unexercised and a new option purchased in its place. The Company does not utilize hedging instruments for speculative purposes.

The goal of the Company’s hedging policy is to offset potential adverse price moves for a projected nine to twelve months by a corresponding gain in the hedging account. Gains or losses on these positions are recognized as a component of commodity costs. The Company’s hedging strategy is designed to be effective during times of both market increases and decreases, with an objective of capturing 60-70% of market price moves. Although these instruments are economic hedges, the Company does not designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

The following table presents a sensitivity analysis to illustrate the cooperative’s exposure to market risk of its option positions. The table presents the fair value of open positions as of August 31, 2003 and August 31, 2004 and the potential loss in fair value resulting from a hypothetical 10% reduction in fair values as of those dates. The fair value of the Company’s positions is a summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date.

	Fair Value	Effect of Hypothetical Adverse Change
August 31, 2003	$451,802	$45,180
August 31, 2004	$489,180	$48,198

The following examples illustrate the hypothetical effects of changes in commodity prices upon the Company’s net procurement costs for corn and soybeans. At the beginning of fiscal 2003, the cooperative held options on 3,000,000 bushels of corn, representing approximately 70% of the anticipated usage over the year, as described above. At that time, these contracts had an aggregate market value of $397,500 based on then current futures prices of the optioned corn of $2.4775 per  bushel. If corn futures prices increased 10%, the procurement costs on 3,000,000 bushels would be expected to increase by approximately $743,000, which would be partially offset by an expected open position value increase of approximately $458,000, for a net cost increase of approximately $285,000. If futures prices instead decreased 10%, procurement costs would be expected to decrease by approximately $743,000, partially offset by an expected open position value decrease of approximately $270,000, for a net cost decrease of approximately $473,000.

Similarly, at the beginning of fiscal 2003, the cooperative held options on 20,000 tons of soybean meal with an aggregate market value of $113,000 based on then current futures prices of the optioned soybean meal of $183.40 per ton. If soybean meal futures prices increased 10%, the procurement costs on 20,000 tons would be expected to increase by approximately $366,000, which would be partially offset by an expected open position value increase of approximately $205,000, for a net cost increase of approximately $161,000. If futures prices instead decreased 10%, procurement costs would be expected to decrease by approximately $366,000, partially offset by an expected open position value decrease of approximately $91,000, for a net cost decrease of approximately $275,000.

ITEM 8.  FINANCIAL STATEMENTS

MIDWEST INVESTORS OF RENVILLE, INC.

d/b/a GOLDEN OVAL EGGS

August 31, 2004, 2003 and 2002

Consolidated Financial Statements

With

Independent Auditor’s Report

Report of Independent Registered Public Accounting Firm

Board of Directors

Midwest Investors of Renville, Inc.

  d/b/a Golden Oval Eggs

Renville, Minnesota

We have audited the accompanying consolidated balance sheet of Midwest Investors of Renville, Inc. d/b/a Golden Oval Eggs as of August 31, 2004 and 2003, and the related consolidated statements of operations, patrons’ equity and cash flows for each of the three years in the period ended August 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Investors of Renville, Inc. d/b/a Golden Oval Eggs as of August 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Little Rock, Arkansas

November 10, 2004

MIDWEST INVESTORS OF RENVILLE, INC.

d/b/a GOLDEN OVAL EGGS

Consolidated Balance Sheets

August 31, 2004 and 2003

(In Thousands, except per share data)

	2004	2003
Assets

Current assets
Cash and cash equivalents	$7,642	$2,429
Accounts receivable	5,920	6,499
Inventories	9,171	7,234
Restricted cash	2,272	1,212
Other current assets	921	837
Total current assets	25,926	18,211

Property, plant and equipment
Land and land improvements	7,936	6,819
Buildings	25,406	21,950
Equipment	39,115	34,280
Construction in progress	14,181	124
	86,638	63,173
Accumulated depreciation	(31,495)	(25,055)
Total property, plant and equipment	55,143	38,118

Other assets
Restricted cash	3,481	3,938
Investments	1,512	1,770
Intangible assets, net	1,380	1,637
Note receivable	23	950
Deferred tax asset	—	236
Total other assets	6,396	8,531

Total assets	$87,465	$64,860

	2004	2003
Liabilities and Patrons’ Equity

Current liabilities
Revolving line of credit	$27	$20
Accounts payable	3,562	1,381
Accrued interest	363	472
Accrued rent and interest-related party	—	306
Accrued compensation	3,539	791
Income taxes payable	2,685	—
Patronage dividends payable	10,250	—
Other current liabilities	1,317	553
Current maturities of long-term debt	2,617	2,502
Total current liabilities	24,360	6,025

Long-term debt, less current maturities	30,335	32,804

Commitments and contingencies - See Notes 9 and 15

Minority interest in consolidated subsidiaries	907	—

Patrons’ equity
Common stock, $.01 par value; 50,000 shares authorized; 4,582 shares issued and outstanding	46	46
Additional paid-in capital	19,923	19,923
Qualified written notices of allocation	7,250	—
Unallocated capital reserve	4,644	6,062
Total patrons’ equity	31,863	26,031

Total liabilities and patrons’ equity	$87,465	$64,860

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST INVESTORS OF RENVILLE, INC.

d/b/a GOLDEN OVAL EGGS

Consolidated Statements of Operations

For the Years Ended August 31, 2004, 2003 and 2002

(In Thousands, except per share data)

	2004	2003	2002

Net sales	$83,543	$53,052	$46,169

Cost of goods sold	50,693	43,300	39,450

Gross profit	32,850	9,752	6,719

Operating expenses	9,749	3,208	3,339

Income from operations	23,101	6,544	3,380

Other income (expense)
Interest expense	(2,732)	(3,520)	(3,466)
Minority interest in income of consolidated subsidiaries	(41)	—	35
Other income	513	509	350
Total other expense	(2,260)	(3,011)	(3,081)

Income before income taxes	20,841	3,533	299

Income taxes	2,926	—	—

Net income	$17,915	$3,533	$299

Basic and diluted earnings per common share	$3.91	$0.77	$0.07

Distributions per common share	$4.22	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST INVESTORS OF RENVILLE, INC.

d/b/a GOLDEN OVAL EGGS

Consolidated Statements of Changes in Patrons’ Equity

For the Years Ended August 31, 2004, 2003 and 2002

(In Thousands, except per share data)

			Additional	Qualified	Unallocated	Total
	Common stock		paid-in	written notices	capital	patrons’
	Shares	Amount	capital	of allocation	reserve	equity

Balance - August 31, 2001	4,190	$42	$18,096	$—	$2,230	$20,368

Issuance of common stock	392	4	1,827	—	—	1,831

Net income	—	—	—	—	299	299

Balance - August 31, 2002	4,582	46	19,923	—	2,529	22,498

Net income	—	—	—	—	3,533	3,533

Balance - August 31, 2003	4,582	46	19,923	—	6,062	26,031

Distributions paid	—	—	—	—	(1,833)	(1,833)

Distributions declared	—	—	—	7,250	(17,500)	(10,250)

Net income	—	—	—	—	17,915	17,915

Balance - August 31, 2004	4,582	$46	$19,923	$7,250	$4,644	$31,863

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST INVESTORS OF RENVILLE, INC.

d/b/a GOLDEN OVAL EGGS

Consolidated Statements of Cash Flows

For the Years Ended August 31, 2004, 2003 and 2002

(In Thousands, except per share data)

	2004	2003	2002
Cash flows from operating activities
Net income	$17,915	$3,533	$299
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,412	4,695	5,117
Amortization	261	230	231
Gain/loss on disposals of property, plant and equipment	61	—	—
Minority interest in income (loss) of consolidated subsidiary	41	—	(35)
Changes in operating assets and liabilities, net of effects of adoption of FIN-46
Accounts receivable	368	(1,878)	(1,172)
Inventories	(1,465)	(122)	(435)
Other current assets	(228)	(29)	(276)
Accounts payable	1,146	(701)	(717)
Income taxes payable	2,685	—	—
Accruals and other current liabilities	3,250	575	50
Deferred income taxes	236	—	96
Net cash provided by operating activities	28,682	6,303	3,158

Cash flows from investing activities, net of effects of adoption of FIN-46
Purchases of property, plant and equipment	(19,397)	(276)	(1,308)
Proceeds from sales of property, plant and equipment	4	—	—
Retirement of investment in United Mills	—	217	242
Purchase of investment in United Mills	(38)	(245)	(240)
Purchases of investments in other cooperatives	(254)	—	—
Retirement of investment in other cooperatives	292	230	47
Net cash used by investing activities	(19,393)	(74)	(1,259)

	2004	2003	2002
Cash flows from financing activities, net of effects of adoption of FIN-46
Net increase (decrease) in revolving line of credit	$7	$(2,969)	$(97)
Proceeds from issuance of long-term debt	—	—	42
Payments of long-term debt	(2,503)	(2,350)	(2,219)
Restricted cash	(603)	1,023	(974)
Proceeds from sale of additional stock	—	—	1,831
Cash distributions	(1,833)	—	—
Patronage dividend	—	(10)	(17)
Net cash used by financing activities	(4,932)	(4,306)	(1,434)

Net increase in cash	4,357	1,923	465

Cumulative cash effect of adoption of FIN-46	856	—	—

Cash and cash equivalents - beginning of year	2,429	506	41

Cash and cash equivalents - end of year	$7,642	$2,429	$506

Supplementary disclosures of cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest of $284, $0 and $267 during 2004, 2003 and 2002, respectively	$3,158	$3,593	$3,495
Income taxes	—	—	(97)

Supplementary disclosure of non-cash transaction
Patronage dividends declared	$10,250	$—	$—
Qualified written notices of allocation declared	$7,250	$—	$—
and issued	$(7,250)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST INVESTORS OF RENVILLE, INC.

d/b/a GOLDEN OVAL EGGS

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

(In Thousands, except per share data)

1.     Summary of Significant Accounting Policies

a.     Organization – Midwest Investors of Renville, Inc., d/b/a Golden Oval Eggs (the “Company”) was incorporated as a cooperative under the laws of the state of Minnesota in March, 1994.  Effective September 1, 2004, the Company reorganized as a Delaware limited liability company, Golden Oval Eggs, LLC (the “LLC”).  Upon conversion, the Company’s patron’s equity, including common stock, additional paid-in capital, qualified written notices of allocation, and unallocated capital reserve have been converted into members’ equity of the LLC.  At the time of conversion, the Company’s patrons’ obligations to deliver one bushel of corn per share of common stock pursuant to marketing agreements with the Company were terminated.

b.     Principles of consolidation – The consolidated financial statements include the accounts of Midwest Investors of Renville, Inc. d/b/a Golden Oval Eggs, its majority-owned partnership, AEI, LLC and variable interest entities in which the Company is the primary beneficiary.  Investments in 20 percent to 50 percent owned entities that are not variable interest entities in which the Company is the primary beneficiary are accounted for using the equity method.  Investments in less than 20 percent owned entities that are not variable interest entities in which the Company is the primary beneficiary and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

c.     Business operations and environment – The Company is an integrated poultry cooperative operation that produces and sells liquid egg products, principally in the Midwest, California and Canada.

The Company operates in an environment wherein the commodity nature of both its products for sale and its primary raw materials causes sales prices and purchase costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities.  The supply and demand factors for its products for sale and the supply and demand factors for its primary raw materials correlate to a degree, but are not the same, thereby causing margins between sales price and production costs to increase, decrease, or invert, often on a short-term basis.

d.     Cash equivalents – The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash and cash equivalents.

e.     Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company reviews its customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected.  The Company’s management deems accounts receivable to be past due based on contractual terms.  Amounts will be written off at the point when collection attempts on the accounts have been exhausted.  Management uses significant judgment in estimating uncollectible amounts.  In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance.  While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in the economic, industry or specific customer conditions may require adjustment to any allowance recorded by the Company.  At August 31, 2004 and 2003, no allowance for doubtful accounts is considered necessary by the Company’s management.

f.      Inventories – Pullet and layer hen inventories are stated at the cost of production which includes the costs of the chicks, feed, overhead and labor.  Layer hen flock costs are capitalized to the point at which the pullet goes into production or are purchased and are amortized over the productive lives of the flocks, generally 18 to 24 months.  Feed, supplies and liquid egg inventories are stated at the lower of cost (first-in, first-out) or market.

g.     Investments – Trading Securities – The Company holds certain commodity futures contracts in the regular course of business to manage its exposure against commodity price fluctuations on anticipated purchases of raw materials.  The contracts are generally for short durations of less than one year.  Although these instruments are economic hedges, the Company does not designate these contracts as hedges for accounting purposes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  As a result, the Company records these contracts as investments and are they classified as trading securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” as amended by SFAS No. 130, “Reporting Comprehensive Income.”  Accordingly, these investments are recorded at fair value based on quoted market prices.  Unrealized gains and losses are included in earnings in the periods in which they arise.  At August 31, 2004, these contracts had a fair value of $489 recorded as current assets on the consolidated balance sheet.  At August 31, 2003, these contracts had a fair value of $452 recorded as other current assets on the consolidated balance sheet.

h.     Property, plant and equipment – Property, plant and equipment are stated at cost.  Depreciation is provided primarily by the straight-line method over the following lives:

Land improvements	7 to 15 years
Buildings	7 to 39 years
Equipment	3 to 15 years

Costs of maintenance and repairs that do not improve or extend asset lives are expensed as incurred.  Major additions and improvements of existing facilities are capitalized.  For retirements or sales of property, the Company removes the original cost and the related accumulated depreciation from the accounts and the resulting gain or loss is reflected in other income in the accompanying consolidated statement of operations.  Depreciation and repairs and maintenance expenses are allocated to either cost of goods sold or operating expenses in the accompanying consolidated statements of operations based on the nature and use of the related asset.

i.      Long-lived assets – During 2003, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which superceded and amended SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  This statement requires that long-lived assets be reviewed for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.  Based on management’s assessment, no impairment indicators are present, and therefore, no impairment testing is necessary at August 31, 2004.  The factors considered by management in performing this assessment include operating results, trends, and prospects as well as the effects of obsolescence, demand, competition, and other economic factors.

j.      Investments (not in thousands) – Investments include the Company’s investments in United Mills (a cooperative) in fiscal years 2003 and 2002, St. Paul Bank for Cooperatives and four additional cooperatives involved in activities which are similar or complementary to the Company.  Additionally, fiscal 2004 includes United Mills’ investment in Land O’Lakes, Inc. and five additional cooperatives involved in activities which are similar or complementary to United Mills.

The Company’s investment in United Mills represents equities allocated to the Company by United Mills as of United Mills’ most recent fiscal year-end, plus an accrual at the Company’s fiscal year-end for patronage allocations.  The accruals are based on the percentage of the Company’s patronage with United Mills in relation to United Mills’ total patronage.

United Mills maintains a revolving capital account, funded by its patrons.  The principal source of this capital account is the contribution, on a monthly basis, of $3.00 per ton of feed purchased.  Revolving capital credits may be retired at any time at the discretion of the Board of Directors of United Mills.  United Mills has historically followed a policy of retiring capital credits on a monthly basis at the rate of $3.00 per ton of feed purchased during the corresponding month two years prior.  These payments to and from United Mills are reflected as purchase of and retirement of investment in United Mills, respectively, in the accompanying consolidated statements of cash flows.

The Company’s investment in United Mills and all related transactions were eliminated through consolidation of the financial statements as of and for the year ended August 31, 2004 as a result of the implementation of FIN-46 (see Note 2).

k.     Restricted cash – Restricted cash consists of cash that is restricted as to future use by contractual agreements associated with the outstanding bonds at August 31, 2004.

l.      Intangible assets – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized; however, these assets must be tested at least annually, or more frequently if impairment indicators arise, for impairment.  Separate intangible assets that have finite lives will continue to be amortized over their useful lives.  The Company adopted SFAS No. 142 effective September 1, 2002.  Initial adoption of SFAS No. 142 had no impact on the Company’s financial position or results of operations.  Based on management’s assessment of the existing assets, no impairment has occurred at August 31, 2004.

m.    Income taxes – The Company is subject to Federal and certain other income taxes and operates as a cooperative that qualifies for tax treatment under Subchapter T of the Internal Revenue Code.  Accordingly, under specified conditions, the Company can exclude from taxable income amounts distributed as qualified patronage refunds to its members.  Provisions for income taxes are recorded only on those earnings not distributed or not expected to be distributed as patronage refunds.

n.     Fair value – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, long-term receivable, accounts payable, and debt.  The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments.  The stated value of the Company’s long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and risk characteristics.  The carrying values of long-term debt instruments approximate their fair value because interest rates on such debt are periodically adjusted and approximate current market rates.

o.     Revenue recognition – Revenue is recognized by the Company when the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred (FOB shipping point or destination, depending on the customer) or services have been rendered; the Company’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  All of the Company’s product is shipped in tanker trailers and delivered directly to its customers.  Physical delivery is the point in time at which revenue is considered earned since the risks and rewards of ownership generally rest when title passes to the customer.  Free-on-Board, or FOB terms generally designate at which point title passes to the customer.  These terms are contractual between the parties involved.  Products shipped FOB shipping point are recognized as revenue when the product leaves the Company’s premises.  Products shipped FOB destination are recognized as revenue when the product reaches the customer.

p.     Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

q.     Shipping and handling costs – All shipping and handling costs incurred during the year are included in cost of goods sold in the accompanying consolidated statement of operations.

r.      Reclassifications – Certain reclassifications have been made to the 2003 and 2002 balances in order to conform to the 2004 presentation.

s.     Recently issued accounting standards – In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees.  The liability would be recognized in the period in which it is incurred and can be reasonably estimated.  The Company adopted SFAS No. 143 effective September 1, 2002.  The Company has reviewed its assets and believes it has no contractual obligations associated with assets which will require funds to retire in the future.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities.  The standard is effective for financial instruments entered into or modified after May 31, 2003.  The Company’s adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

2.     Variable Interest Entities

FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN-46”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise.  The Company held various investments or variable interests, that for purposes of FIN-46, were evaluated and the Company determined that it was the primary beneficiary.  As such, the financial statements of these entities were consolidated in the accompanying consolidated financial statements.  Creditors of the variable interest entities lack recourse to the general assets of the Company as the primary beneficiary.

The Company leases land from Midwest Investors of Iowa, Inc.  The Company has determined that it is the primary beneficiary and the lessor is a variable interest entity.  Under FIN-46, the lessor is required to be consolidated in the Company’s consolidated financial statements as of August 31, 2004.  The land which totals $1,002 and is collateral for the related obligation, will be recorded as an asset in the Company’s consolidated balance sheet and the outstanding debt will be recorded as a liability.  At August 31, 2003, the Company had recorded a note receivable of $950 from Midwest Investors of Iowa, which was secured by this land.  The note due on October, 2014, bears interest at eight percent and is payable in monthly installments, including interest.  As a result of the FIN-46 implementation, and the consolidation of Midwest Investors of Iowa, the note receivable was eliminated.

Additionally, the Company owns a 33 1/3% interest in United Mills, a Minnesota cooperative, from whom it also purchases feed.  The Company has evaluated its equity investment in United Mills and has determined that United Mills is a variable interest entity under FIN-46.  The Company has concluded that it is the primary beneficiary as defined by FIN-46 and as a result, the Company is required to consolidate United Mills on September 1, 2003.  FIN-46 will require that the Company account for United Mills as if it had been consolidated since the initial investment in 1995.  A total of $1,675 of assets of United Mills recorded in the consolidated balance sheet serve as collateral for the obligations of the variable interest entity.

The non-cash effects of adoption of FIN-46 for purposes of the statement of cash flow for the year ended August 31, 2004 are as follows:

Acccounts receivable	$211
Inventories	(472)
Other current assets	144
Property, plant and equipment	(2,105)
Investments	217
Bond issue costs	(4)
Notes receivable	927
Accounts payable	1,035
Other current liabilities	(153)
Long-term debt	149
Minority interest	907

Cumulative cash effect of FIN-46 adoption	$856

3.     Net Outstanding Checks

The Company had outstanding checks in excess of bank balances of approximately $1,354 as of August 31, 2002 which is included in accounts payable for consolidated financial statement purposes.

4.     Inventories

Inventories consist of:

	2004	2003

Hens and pullets	$8,280	$6,589
Eggs and egg products	179	212
Feed, supplies and other	712	433

Total inventories	$9,171	$7,234

5.     Investments

The Company’s investment in United Mills represented a 33 1/3% ownership interest that was accounted for using the equity method for the years ended August 31, 2003 and 2002.  Since United Mills is a cooperative, the income and capital reserves are allocated to the member-patrons on the basis of patronage the Company has with the cooperative, which was 50.0% and 59.0% for the years ended August 31, 2003 and 2002, respectively.  This investment was eliminated through consolidation of the financial statements as of and for the year ended August 31, 2004 as a result of the implementation of FIN-46 (see Note 2).

United Mills reported the following financial result for fiscal year 2003:

Total assets	$2,881
Total liabilities	1,175
Sales	8,119
Gross profit	626
Net income	37

6.     Intangible Assets

Intangible assets consist of the following at August 31:

	2004	2003

Bond issue cost	$2,080	$2,787
Less: accumulated amortization	(700)	(1,150)

Net intangible assets	$1,380	$1,637

The amortization periods for these intangible assets range from ten to fifteen years.  The amortization expense is as follows:

2005	$155
2006	155
2007	155
2008	155
2009	154
Thereafter	606

$1,380

7.     Revolving Line of Credit

The Company has established a revolving short-term line of credit with a maximum indebtedness of the lesser of $6,500 or the limit established by the borrowing base computation with a variable interest rate (4.75% at August 31, 2004).  The balance at August 31, 2004 and 2003 was $27 and $20, respectively.  The weighted average interest rates for these borrowings were 3.85% and 5.08% for the years ending August 31, 2004 and 2003, respectively, based on average amount outstanding.  The average amount outstanding on the line of credit was $14 and $1,500 with a maximum outstanding month end balance of $27 and $3,608 for the years ending August 31, 2004 and 2003, respectively.  There is a quarterly non-use fee at the rate of one quarter of one percent on the daily average unused amount on the line of credit.  The line of credit may be withdrawn immediately upon matured default as defined in the note agreement.  The line is through December 31, 2004.

In accordance with the loan agreements, the Company also has a letter of credit in the amount of $22,807 in support of the corporate bonds.  A quarterly letter of credit fee ranging from 1.25% to 2% based on a performance schedule as defined in the agreement.

8.     Long-Term Debt

Long-term debt consists of:

	2004	2003

Corporate bonds, series 2000, bearing variable interest (7.31% at August 31, 2004); interest payable semi-annually, principal payments due in annual installments from 2002 to 2015 in amounts ranging from $1,230 to $2,470; secured by substantially all land, buildings and equipment of the Thompson, Iowa facility amounting to a net book value of $41,434.	$21,100	$22,470

Corporate bonds, series 1999, bearing interest at 8.44%; interest payable semiannually, principal payments due in annual installments from 2001 to 2014 in amounts ranging from $432 to $1,240; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility amounting to a net book value of $11,576.	8,846	9,397

Corporate bonds, series 2001, bearing interest at 8.75%; interest payable semiannually, principal payments in equal annual installments of $300 from 2002 to 2011; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility amounting to a net book value of $11,576.	2,100	2,400

Private development bonds, variable interest rate from 5.9% and 6.2%; interest payable semiannually, principal payable annually; unsecured; maturing at various times through December 2004.	130	275

Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $373; payable in monthly installments of $5 beginning June 2003 through May 2011.	377	433

Note payable to a company; variable interest rate on two-thirds of note balance (2% at August 31, 2004); with remaining one-third of note balance being non- interest bearing; unsecured; payable in annual installments of $30, plus interest, through January 2010.	180	210

	2004	2003

Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $84; payable in monthly installments of $3, maturing July 2006.	$66	$102

Note payable to a financing company; non-interest bearing; secured by certain equipment with a net book value of $28; payable in monthly installments of $1, maturing January 2005.	4	19

Note payable to a bank; variable interest rate; secured by assets of United Mills with lack of resource to the Company; payable in monthly installments of $2; maturing November 2011.	149	—
	32,952	35,306
Less current maturities	2,617	2,502

Long-term debt, less current maturities	$30,335	$32,804

Aggregate maturities of long-term debt are as follows:

2005	$2,617
2006	2,604
2007	2,719
2008	2,869
2009	3,030
Thereafter	19,113

Total	$32,952

The effective interest rate on the Corporate Bonds, Series 2000 range from 8.46% to 7.31% through the date of July 10, 2010.  The bonds outstanding subsequent to this date will revert to the variable interest rate effective at that time.  Settlements of this agreement are accounted for by recording the net interest paid as an adjustment to interest expense on a current basis.

Certain of the Company’s debt agreements contain restrictive covenants, which require that the Company maintain (1) a minimum tangible net worth of not less than $20,000; (2) total liabilities to tangible net worth ratio of no more than 3:1; (3) working capital of no less than $3,500; (4) an interest coverage ratio of no less than 3:1; (5) a fixed charge coverage ratio no less than 1.8:1; (6) capital expenditures not to exceed $1,000, excluding approved construction projects; and (7) EBITDA of no less than $10,500.  The Company was in compliance with these covenants at August 31, 2004.

9.     Income Taxes

Income taxes consist of:

	2004	2003	2002

Current tax (benefit) expense	$2,690	$—	$(97)
Deferred tax expense	236	—	97

	$2,926	$—	$—

A reconciliation between income taxes at the federal statutory rate and the Company’s income taxes is as follows:

	2004	2003	2002

Federal income taxes at statutory rate	$7,087	$1,201	$102
State income taxes, net of federal taxes and state NOL carryforwards	1,361	346	29
Effect of (utilization) generation of NOL carryforwards	(3,220)	(639)	1,601
Deduction for retirement of non-qualified per-unit retains	(386)	—	—
Effect of patronage distributions	(7,082)	—	—
Gain on conversation to limited liability company	7,064	—	—
Tax basis adjustment for inventory	(673)	(341)	(1,232)
Accrued vacation	15	(4)	26
263a adjustment	(1)	30	27
Tax basis adjustment for depreciation	(1,239)	(593)	(553)

	$2,926	$—	$—

The Company is subject to federal income tax only on certain nondeductible expenses and any amount of net proceeds not returned to patrons in the form of cash, qualified written notices of allocation or qualified per unit retainage certificates issued within eight and one-half months after the fiscal year end.

Temporary differences giving rise to deferred tax assets relate to alternative minimum income tax credit carryforwards.  These carryforwards were generated during fiscal 1998 and 1997.  These carryforwards were utilized to offset the 2004 regular income tax liability of the Company.

10.   Patrons’ Equity

a.     Description of equities – Authorized capital as of August 31, 2004, 2003 and 2002, consisted of 50,000 shares of common stock, par value of one cent and 10,000 shares of revolving preferred stock, par value of one cent.  As of August 31, 2004, 2003 and 2002, common shares issued and outstanding are 4,582.  Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is computed based on net income divided by the weighted average number of common and potential common shares.  Common share equivalents include those related to stock options, convertible notes, and warrants, however, the Company had no such common share equivalents during the years ended August 31, 2004, 2003 and 2002.  The weighted average number of common shares outstanding for computing basic and diluted earnings per share was 4,582, 4,582 and 4,389 during the years ended August 31, 2004, 2003 and 2002.  No preferred stock was issued or outstanding as of August 31, 2004, 2003 and 2002.

b.     Per unit retains – The Company may require investment in its capital in addition to the capital raised through the sale of common and preferred stock.  This investment shall be direct capital investments from a retainage on a per unit basis of the products, principally grain, purchased from its members.  In addition, such retained amounts shall be made on all products delivered, in the same amount per unit and shall at no time become a part of net annual savings available for patronage.

c.     Unallocated capital reserve – The Company’s net operating margin, less any amount distributed or allocated to patrons as written notices of allocations, is included in the unallocated capital reserve.  In accordance with its bylaws, the Company allocates patronage margins to its patrons, as determined for income tax purposes.  These allocations may be made in cash, stock or in the form of written notices of allocations in proportions determined by its Board of Directors.

d.     Distributions – The Company’s bylaws provide that, each year, annual savings be distributed to members and patrons on the basis of their patronage with the Company.  The distribution can be made in cash, stock or written notices of allocation or any combination thereof.  The distributions must be made within 8 1/2 months after the end of the fiscal year.  Distributions declared for the year ended August 31, 2004 were $17,500, $10,250 of which will be paid in cash and $7,250 of which will be made in written notices of allocation.

11.   Minority Interest

Minority interest represents the minority member’s proportionate share of the equity of AEI, LLC, the minority stockholders’ proportionate share of the equity of United Mills and the patrons' equity in Midwest Investors of Iowa, Inc.  At August 31, 2004, the Company owned 60% of AEI, LLC’s equity and voting control, which requires that AEI, LLC’s operations be included in the consolidated financial statements of the Company.  At August 31, 2004, the Company owned 33 1/3% of United Mills’ equity.  United Mills is accounted for as a variable interest entity in which the Company has been determined to be the primary beneficiary, which requires that United Mills’ operations be included in the consolidated financial statements of the Company.  At August 31, 2004, the Company did not own any interest in Midwest Investors of Iowa, Inc.  Midwest Investors of Iowa, Inc. is accounted for as a variable interest entity in which the Company has been determined to be the primary beneficiary, which requires that Midwest Investors of Iowa, Inc.'s operations be included in the consolidated financial statements of the Company.  The 40% equity interest of AEI, LLC, the 66 2/3% interest of United Mills and the 100% interest in Midwest Investors of Iowa, Inc, not owned by the Company is shown as minority interest in the accompanying 2004 consolidated financial statements.

12.   Related Party Transactions

The Company has entered into a grain handler agreement with a cooperative which has an ownership interest in the Company.  For the years ended August 31, 2004, 2003 and 2002, the Company has purchased services totaling $104, $95 and $82, respectively, from that company, with accounts payable for these services of $3 and $11 as of August 31, 2004 and 2003, respectively.  In addition, the Company has $272 payable as of August 31, 2003 to this related party for payment for corn that was purchased by patrons but delivered directly to the Company.

For the years ended August 31, 2003 and 2002, the Company has purchased feed totaling $5,030 and $4,832, respectively, from United Mills.  Prepaid feed purchased from United Mills, which is included in inventory, totaled $354 at August 31, 2002.  The Company also had advanced United Mills $150 for future purchases of feed at August 31, 2003 which is included in other current assets.  Included in the accompanying consolidated balance sheet are accounts receivable due from United Mills of $81 as of August 31, 2003, with accounts payable to United Mills of approximately $124 as of August 31, 2003.  These transactions were eliminated through consolidation of the financial statements as of and for the year ended August 31, 2004 as a result of the implementation of FIN-46 (see Note 2).

The Company leases land from a commonly managed cooperative and the Company holds a note receivable of $950 and mortgage for that land from the cooperative.  Rent expense for the years ended August 31, 2003 and 2002 totaled $78 with $306 included in other current liabilities at August 31, 2003.  Interest income for the years ended August 31, 2003 and 2002 totaled $76 with approximately $297 due from the related party included in accounts receivable at August 31, 2003.  These transactions were eliminated through consolidation of the financial statements as of and for the year ended August 31, 2004 as a result of the implementation of FIN-46 (see Note 2).

The Company had approximately $190 and $142 included in accounts receivable at August 31, 2004 and 2003, respectively, for litter sales to related parties with total sales of approximately $234, $142 and $90 for the years ending August 31, 2004, 2003 and 2002, respectively, which are included in other income in the accompanying consolidated statement of operations.

13.   Pension Plan

The Company has a defined contribution plan with a 401(k) feature which covers all full-time employees that have six months of eligible service.  Employees are permitted to contribute up to their individual permissible legal limits.  The Company may make, but is not required to make, a matching contribution to the plan of an amount and type determined each year.  The Company may also make, but is not required to make, a discretionary contribution to the plan for a plan year.  Contributions made by the Company to the plan totaled approximately $241, $208 and $184 for the years ended August 31, 2004, 2003 and 2002, respectively.

14.   Commitments and Contingencies

a.     The Company has entered into an agreement with an independent contractor who will care for and raise a portion of the Company’s pullet flocks until they are old enough to be transferred into a layer facility and begin production.  This agreement relates to all pullets associated with the Company’s Renville, Minnesota, pullet flocks.  This agreement had an initial term of ten years and expires in 2005.  The independent contractor is paid per acceptable pullet delivered to the layer facility.

b.     The Company leases certain equipment and land under various lease agreements that are classified as operating leases.  Rent expense for all operating leases amounted to approximately $231, $315 and $250 for the years ended August 31, 2004, 2003 and 2002, respectively, with $78 paid to a related party for the years ended August 31, 2003 and 2002.  At August 31, 2004, future minimum rental commitments under noncancellable operating leases are as follows:

2005	$200
2006	160
2007	127
2008	100
2009	59
Thereafter	46

$692

c.     The Company has entered into negotiations for contracts for the construction of a wastewater treatment facility, a feed mill, a shell egg dryer, nine layer houses and two pullet barns.  At August 31, 2004, the Company had committed to contracts for the feed mill, the shell egg dryer and the layer houses totaling approximately $39,403 with approximately $19,308 remaining on the project.

d.     The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

e.     During the year ended August 31, 2004, the Board of Directors of the Company approved a bonus for its president and chief executive officer to be paid in the combined form of cash and approximately $575,000 in restricted units of the LLC.  Any remaining terms and conditions of the grant related to these units other than the amount are to be determined by the Board and the president of the Company subsequent to year end.  The liability for this bonus has been included in "accrued compensation" in the accompanying financial statements.

15.   Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable with customers, cash investments and other short-term investments deposited with financial institutions.  The Company generally does not require collateral from its customers.  Such credit risk is considered by management to be limited due to its customers’ financial resources and past payment history.

At August 31, 2004, 2003 and 2002, the Company maintained cash balances with financial institutions in excess of the federal deposit insurance limit.

16.   Major Customers

At August 31, 2004, the Company has supply agreements for liquid egg products with two of its major customers, which expire during 2005.  Sales to these two customers were as follows: 24% and 24% for the year ending August 31, 2004, 43% and 26% for the year ending August 31, 2003, and 33% and 23% for the year ending August 31, 2002.  The Company had balances due from these customers of $876 and $1,363, $689 and $856, and $711 and $1,094 at August 31, 2004, 2003 and 2002, respectively.

Additionally, the Company has two major customers with which it does not have supply agreements.  Sales to these two customers were as follows: 14% and 30% for the year ending August 31, 2004, 11% and 11% for the year ending August 31, 2003, and 10% and 10% for the year ending August 31, 2002.  The Company had balances due from these customers of $845 and $1,614, $905 and $965, and $493 and $893 at August 31, 2004, 2003 and 2002, respectively.

The latter customer discussed above has operations in Canada.  Sales to the non-U.S. subsidiary of this customer represented 8%, 9%, and 10% of total sales for the years ending August 31, 2004, 2003 and 2002, respectively.  The Company had balances due from these non-U.S. sales of $529, $735 and $833 at August 31, 2004, 2003 and 2002, respectively.

17.   Quarterly Financial Data

Quarterly financial data is as follows:

	Net Sales	Operating Income (Loss)	Net Income (Loss)	Earnings Per Share (Basic and Diluted)	Outstanding Shares

Fiscal year 2004 quarter ended:
November 30, 2004	$20,471	$7,708	$7,049	$1.54	4,582
February 29, 2004	20,425	7,549	6,921	1.51	4,582
May 31, 2004	21,344	6,209	5,539	1.21	4,582
August 31, 2004	21,303	1,635	(1,531)	(0.35)	4,582

	$83,543	$23,101	$17,978	$3.91

Fiscal year 2003 quarter ended:
November 30, 2002	$12,152	$(31)	$(771)	$(0.17)	4,582
February 28, 2003	11,798	737	(47)	(0.01)	4,582
May 31, 2003	13,015	1,831	1,066	0.23	4,582
August 31, 2003	16,087	4,007	3,285	0.72	4,582

	$53,052	$6,544	$3,533	$0.77

Fiscal year 2002 quarter ended:
November 30, 2001	$11,677	$798	$130	$0.03	4,190
February 28, 2002	11,115	219	(601)	(0.13)	4,582
May 31, 2002	11,173	323	(554)	(0.12)	4,582
August 31, 2002	12,204	2,040	1,324	0.29	4,582

	$46,169	$3,380	$299	$0.07

19.   Subsequent Events

Subsequent to year-end, the Company entered into a new financing agreement with a lender.  The new agreement gives the Company a $55 million line of credit of which $10 million bears a variable rate, with the remaining portions at various fixed rates from participating lenders.  The proceeds received have been utilized to pay off existing debt obligations included in the accompanying consolidated balance sheet at August 31, 2004, and will also be used to fund capital expenditures and to continue to finance current operations.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and Chief Financial Officer, Doug Leifermann, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the fiscal year covered by this report or from the end of the period to the date of this Form 10-K.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Managers of the Company

The Company is managed by a Board of Managers, all of whom will be elected on an at-large basis. Under the Limited Liability Company Agreement, the number of managers is to be set by the Board of Managers, but may not be less than five. The initial Board of Managers of the COMPANY consists of the same seven individuals who served as members of the Board of Directors of the cooperative through the Cooperative’s conversion.  Those individuals will serve for the same terms for which they would otherwise have served as directors of the cooperative. The Board of Managers will be divided into three classes for election purposes. One class of managers will be elected at each annual meeting of members to serve for a three-year term.

The names, addresses, ages and terms of the initial managers of the Company are as follows:

Name and Address	Age	Position	Term Expires
Marvin Breitkreutz 74268 250th Street Renville, Minnesota 56284	61	Manager, Chairman	2006

Mark Chan P.O. Box 178 Renville, Minnesota 56284	45	Manager, Secretary/Treasurer	2007

Chris Edgington 4440 Dogwood Avenue St. Ansgar, Iowa 50472	43	Manager, Vice Chairman	2006

Thomas Jacobs 37408 890th Avenue Olivia, Minnesota 56277	49	Manager	2005

Brad Petersburg 563 390th Street Hanlontown, Iowa 50444	48	Manager	2007

Randy Tauer 22257 Skyview Avenue Morgan, Minnesota 56266	42	Manager	2006

Jeff Woodley 12778 450th Street Thompson, Iowa 50478	48	Manager	2005

Marvin Breitkreutz.    Mr. Breitkreutz previously served as a director of the cooperative from its formation in 1994 through the date of the conversion.  He is now serving as Manager and has served as Chairman since April 2002. He has served on the board for Southern Minnesota Sugar Beet Cooperative, is Chairman of the Red River Valley Farmers Insurance Pool, and is a past township supervisor and chairman of the Renville County Farm Bureau. He has owned and operated his farm since 1962. He raises sugar beets, corn and soybeans.

Mark Chan.    Mr. Chan previously served as a director of the cooperative from its formation in 1994 through the date of the conversion.  He is now serving as a Manager and has served as Secretary/Treasurer since April 2002. He is a past director of Co-op Country Farmers Elevator and ValAdCo. He has been farming since 1982. He is an owner and manager of a family farm corporation, raising corn, soybeans, sugar beets and green peas.

Chris Edgington.    Mr. Edgington previously served as a director of the cooperative from February 2000 through the date of the conversion.  He is now serving as a Manager and has been the Company’s Vice Chairman since April 2002. He currently serves on the board for Ag Ventures Alliance, and has served on the Iowa Extension Council. He is a member of the Iowa Pork Producers and served on the producer leadership committee. He has been farming since 1984. He is the owner and manager of a farrow to finish hog operation with his brother and they raise corn, soybeans, millet and alfalfa.

Thomas Jacobs.    Mr. Jacobs previously served as a director of the cooperative from its formation in 1994 through the date of the conversion.  He now serves as a Manager.  He is a past board member of the Sheep Producers. He has owned and managed his farm since 1976 where he raises sheep, corn, soybeans, peas, sweet corn and sugar beets.

 Brad Petersburg.    Mr. Petersburg previously served as a director of the cooperative from February 2000 through the date of the Cooperative’s conversion and now serves as a Manager.  He is a founder and developer of several farmer-owned organizations including Ag Ventures Alliance, Agra Resources Cooperative (EXOL) and Midwest Grain Processors Cooperative. He also helped create and serves on the board of the Iowa Renewable Fuels Association and BIOWA Development Association.  He has owned and managed his farm since 1979, raising corn and soybeans.

 Randy Tauer.    Mr. Tauer previously served as a director of the cooperative from March 2003 through the date of the conversion. He now serves as a Manager.  He is currently serving as a board member of the Prairie Farmers Coop and a member of the Corn and Soybean Producers and Pork Producers. He has been farming since 1980. He owns and manages a farrow to finish hog operation and raises corn, soybeans, sweet corn and peas.

 Jeff Woodley.    Mr. Woodley previously served as a director of the cooperative from February 2000 through the date of the Cooperative’s conversion. He now serves as a Manager.  He is chairman of Winnebago County Soil and Water Conservation District, director of Hancock and Winnebago County Cattlemen’s Association and a member of Ag Ventures Alliance. He has owned and managed his farm since 1988, where he raises corn, soybeans, hay and cattle.

Board Advisor

The Board of Managers of the Company has appointed Mark Fisler to serve the Board of Managers in an advisory capacity, attending Board meetings and providing input as appropriate, particularly on matters relating to business growth, access to capital and corporate structure. Mr. Fisler has served the cooperative in this role since January 2001.  He is President of Accretio Advisors Inc., a corporate financial advisory firm formed in early 2004. Prior to forming Accretio, Mr Fisler was a Senior Vice President in the Corporate Finance Department of Northland Securities, Inc. since March 2003. Prior to joining Northland, Mr. Fisler was a Managing Director of US Bancorp Piper Jaffray Inc. and was employed by it and its predecessors for a span of 18 years.

Committees of the Board of Managers of the Company

The Board of Managers of the Company has appointed a compensation committee, an audit committee, a nomination committee and a strategic alternatives committee.

The compensation committee makes recommendations to the Board of Managers of the Company regarding stock and compensation plans, approve transactions of certain officers and grant stock options.  Messrs. Breitkreutz, Edgington and Petersburg serve as the members of the compensation committee.

The audit committee makes recommendations to the Board of Managers of the LLC regarding the selection of independent auditors, reviews the scope of audit and other services by the independent auditors, reviews the accounting principles and auditing practices and procedures to be used for the LLC’s financial statements and reviews the results of those audits. Messrs. Breitkreutz, Chan and Edgington serve as the members of the audit committee.  None of the current members of the audit committee qualify as an "audit committee financial expert" within the meaning of Securities and Exchange Commission regulations.

The nomination committee will recommend nominees to the Board of Managers of the Company.Messrs. Jacobs, Tauer and Woodley serve as the members of the nomination committee.

The strategic alternatives committee will review potential strategic alternatives for the Company to pursue with regard to significant business transactions such as potential outside equity investments, and make recommendations to the Board of Managers of the Company regarding these strategic alternatives.  Messrs. Breitkreutz, Chan and Petersburg serve as the members of the strategic alternatives committee.

Compensation of Managers

The Company provides its managers with a per diem payment of $200 for any day on which a manager undertakes activities on the Company’s behalf, including board meetings and other functions of the Company. The Company also pays each manager a monthly fee of $200, except for the Chairman and Secretary who are paid monthly fees of $400 and $250, respectively. The Company also reimburses its managers for out-of-pocket expenses incurred on behalf of the Company.

Executive Officers

The table below sets forth information concerning the current executive officers of the Company.

Name	Age	Position
Dana Persson	47	President/Chief Executive Officer

Terrance Heying	63	Vice President/Chief Operations Officer

Doug Leifermann	50	Vice President/Chief Financial Officer

Marie Staley	48	Vice President/Chief Administrative Officer

Dana Persson.    Mr. Persson served as President and Chief Executive Officer of the Company from its formation in 1994 through the present. He has served on a committee for United Egg Producers since 2001, and has been a member of the Board of Directors for United Mills since 1994, serving as its Chairman of the Board since

2001. Prior to 1994, he served as President/CEO of Co-op Country Farmers Elevator of Renville, Minnesota, and general manager of a number of grain marketing and farm supply cooperatives in Minnesota.

Terrance Heying.    Mr. Heying served as Vice President and Chief Operations Manager of the Company from its formation in 1994 through the present. He is responsible for the day-to-day operation of the egg production complex, and also develops and implements egg production programs, plans, objectives and policies consistent with goals and objectives established in the annual business plan. Prior to joining the company, he owned and managed pullet rearing operations, egg production, shell egg processing, egg breaking, and further processed products. As an entrepreneur in value-added egg products, he developed a technique to freeze cooked egg products. He has designed and built special equipment required to process value-added products in addition to designing and constructing all supporting equipment and facilities.

Doug Leifermann.    Mr. Leifermann served as Vice President and Chief Financial Officer for the Company from October 2000 through the present. He is responsible for the design and implementation of financial controls, along with providing timely information that accurately portrays the financial status of the Company. He also provides managerial leadership for the accounting, financial, data processing and budgeting functions of the Company. From 1997 to October 2000, he was employed as the Chief Financial Officer for Phenix Biocomposites, a company incorporated to develop and commercialize new biocomposite technology for the construction, furniture, cabinet and design industries.

Marie Staley.    Ms. Staley served as Vice President and Chief Administrative Officer for the Company from its formation in 1994 through the present. In addition to coordinating the functions of management and the Board of Directors, she is responsible for member relations, communications, shareholder relations, and provides management leadership for the human resources department. She also administers the unit transfer process. She has served as a board member for the Broiler & Egg Association of Minnesota since 2002. Prior to joining the company, she was employed by the St. Paul Bank for Cooperatives.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid by the cooperative in the years indicated to its President and Chief Executive Officer and the three other individuals who were serving as executive officers of the company at the end of its fiscal year 2004.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation(1)	All Other Compensation(2)
Dana Persson,	2004	$192,807	$960,506	(3)	$15,570	$11,568
President/Chief Executive	2003	191,474	106,032		15,570	11,488
Officer	2002	164,472	—		15,675	9,868

Terrance Heying,	2004	142,888	529,669		14,604	8,573
Vice President/Chief	2003	136,894	66,686		14,604	7,800
Operations Officer	2002	131,091	—		14,680	7,800

Doug Leifermann,	2004	103,077	529,669		7,778	6,185
Vice President/Chief	2003	100,000	66,686		7,778	6,000
Financial Officer	2002	100,000	—		7,866	900

Marie Staley,	2004	80,200	527,231		115	4,812
Vice President of	2003	80,400	64,506		115	4,800
Shareholder Relations	2002	80,000	—		145	4,800

(1)           Includes medical insurance contributions: for Mr. Persson, Mr. Heying, Mr. Leifermann. Also includes the following personal vehicle usage: for Mr. Persson, $7,770 annually; and for Mr. Heying, $6,840 annually.

(2)           Consists of matching contributions made by the cooperative to its 401(k) plan.

(3)           Of the bonus amount, a total of $ 385,614 will be paid to Mr. Persson in cash.  The remaining portion of this bonus amount will be paid to Mr. Persson through the grant of restricted units in the Company.  The Board of Directors has not established the precise terms and conditions of that grant, but is expected to do so in December, 2004.

Employment Agreements

The Company is party to an employment and non-competition agreement with its President/Chief Executive Officer, Dana Persson. The agreement provides for Mr. Persson’s employment for an initial period from July 1, 2002 through August 31, 2003. This employment term has been renewed through August 31, 2005 and will continue to renew automatically for successive one-year periods unless notice is given by either party not less than 60 days before the end of the then current employment term.

Under the agreement, the Company is to pay Mr. Persson an annual base salary of $192,000 and an annual bonus based on the Company’s return on equity for each fiscal year, capped at two times his base salary. If more than 20% of the fixed or operating assets of the Company are sold which would represent a proportional capital gain on members’ equity allocated to those assets on a pro rata basis, or if a change in control occurs resulting in a capital gain on members’ equity, then the Company shall pay Mr. Persson a “liquidation” bonus of 2% of the gain on equity. If the Company merges or consolidates with another business entity and the asset value of the merged or consolidated business entity is at least 1.5 times the asset value of the Company, then Mr. Persson shall be entitled to a “merger” bonus equivalent to 50% of his base salary in the form of stock or other similar equity in the new or surviving company which shall vest over a period of up to three years. In addition, Mr. Persson is entitled to receive matching 401(k) plan contributions of up to 6% of his base salary, the use of a vehicle and other fringe benefits under the Company’s group benefit plans.

The agreement may be terminated prior to the end of the initial term or any renewal term due to death or disability, a change in control of the business, mutual agreement of the parties or otherwise upon the election of either party. If Mr. Persson’s employment is terminated by the Company without cause or due to a change in control, Mr. Persson is entitled to receive payments in an amount equal to his base salary at normal salary payment intervals for a period of 12 months following termination and group benefits for the applicable period, and the unvested portion of any merger bonus will vest upon termination. If Mr. Persson’s employment is otherwise terminated prior to the end of the initial term or any renewal term, the Company will be under no further duty to make any payments of salary or bonus or provide any benefits, except to the extent of any payment obligations that accrued prior to termination.

The agreement provides that, for a period of 18 months after termination of the employment term, Mr. Persson may not participate through management or control or be employed by any business or enterprise which is engaged in any business activity similar to that of the Company that competes with the Company for the cooperative’s egg product markets or sources of egg supplies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table furnishes information, as of November 29, 1004, regarding beneficial ownership of the Company’s Class A units by each person known by us to beneficially own more than 5% of the Company’s issued and outstanding units, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers as a group.

	Beneficial Ownership of Class A Units
Name	Number	Percentage

Coop Country Farmers Elevator	556,993	12.2%

Marvin Breitkreutz(1)	25,168	0.5

Mark Chan(2)	13,728	0.3

Chris Edgington	8,288	0.2

Thomas Jacobs(3)	9,720	0.2

Brad Petersburg	60,432	1.3

Randy Tauer	7,288	0.2

Jeff Woodley(4)	20,000	0.4

Dana Persson	5,296	0.1

Terrance Heying	—	—

Doug Leifermann	—	—

Marie Staley	—	—

All directors/managers and executive officers as a group	149,920	3.3

(1)           Includes Class A units held by Mr. Breitkreutz’s wife. Also includes 18,304 Class A units held jointly by Mr. Breitkreutz and his spouse.

(2)           Includes 13,728 Class A units held by MC&S Inc., a corporation owned by Mr. Chan and his family.

(3)           Includes 9,720 Class A units held jointly by Mr. Jacobs and his spouse.

(4)           Includes 20,000 Class A units held jointly by Mr. Woodley and his spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Patronage Payments

All of the cooperative’s directors and its chief executive officer held common stock of the cooperative and were also agricultural producers and members of the cooperative. By virtue of their membership status and ownership of common stock, each of these individuals was obligated to deliver corn to the cooperative. The amount and terms of the payments received by these individuals (or the entities they represent) for the delivery of corn were made on exactly the same basis as those received by other members of the cooperative for the delivery of their corn. In connection with the conversion, these corn delivery obligations were terminated, although these individuals may continue to sell corn to the Company after the conversion on terms similar to those on which the Company would purchase corn from others.

Coop Country Farmers Elevator

Coop Country Farmers Elevator, a member holding a significant amount of the Company’s units, provides various services to the Company, including corn handling and storage and litter removal. For the year ended August 31, 2004, the Company purchased services totaling approximately $104,000 from Coop Country. The Company also leases office space from Coop Country, under a lease terminable by either party upon 90 days notice. Rent expense for the year ended August 31, 2004 totaled approximately $18,500. In addition, as of August 31, 2004, the Company had approximately $272,000 payable to Coop Country for payment for corn.

United Mills

For the year ended August 31, 2004, the Company purchased feed totaling approximately $7.8 million from United Mills. The Company has a 33 1/3% ownership interest in United Mills that has been accounted for using the equity method. Since United Mills is a cooperative, its income and capital reserves are allocated to its member-patrons on the basis of patronage. Prepaid feed purchased from United Mills totaled approximately $150,000 at August 31, 2003. The cooperative also had advanced United Mills approximately $150,000 for future purchases of feed at August 31, 2004.

Midwest Investors of Iowa, Cooperative

The Company leases the land on which its Thompson, Iowa facilities are located from Midwest Investors of Iowa, Cooperative. The membership and board of directors of Midwest Investors of Iowa is composed in part of the following members of the Board of Managers of the Compay: Messrs. Breitkreutz, Chan, Edgington, Jacobs and Petersburg. Rent expense for the year ended August 31, 2004 totaled approximately $78,000. The Company holds a note receivable from Midwest Investors of Iowa, secured by the real estate, in the amount of $950,000. The note bears interest at eight percent, which is due and payable monthly. The principal balance is due October 2014.

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed (in thousands) to the Company for fiscal years ended August 31, 2004 and 2003 by Moore Stephens Frost, the Company’s principal accounting firm.

	Fiscal Year Ended
	2004	2003

Audit Fees	$48	$20
Audit-Related Fees (a)	8	9
Tax Fees (b)	37	5
All Other Fees (c)	80	—
Total Fees (d)	$173	$34

(a)   Primarily travel, telephone and administrative expenses.

(b)   Primarily tax advisory and preparation services.

(c)   Primarily services rendered in connection with the cooperative’s conversion to a limited liability company.

(d)   The Audit Committee and/or Board of Managers have approved all fees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following are filed as part of this report:

1.    Financial Statements

Independent Auditor’s Report

Consolidated Balance Sheets as of August 31, 2004 and 2003

Consolidated Statements of Operations for the years ended August 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.    Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

4.    Exhibits

Number	Description
2.1	Amended and Restated Agreement and Plan of Merger between Midwest Investors of Renville, Inc. and Golden Oval Eggs, LLC *

3.1	Certificate of Formation of Golden Oval Eggs, LLC*

3.2	Amended and Restated Limited Liability Company Agreement of Golden Oval Eggs, LLC*

**10.1	Employment and Non-Competition Agreement between Dana Persson and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.2	Litter Handling Agreement between Farmers Cooperative Company and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.3	Litter Handling Agreement between Co-op Country Farmers Elevator and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.4	Independent Contractor Agreement for Pullet Production among Pullet Connection, Inc., Barbara Frank and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.5	Joint Venture Agreement between Midwest Investors of Iowa, Cooperative and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.6	Land Lease Agreement Between Midwest Investors of Iowa, Cooperative and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

23.1	Consent of Moore Stephens Frost

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Reporting and Compliance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*Incorporated by reference from Company’s pre-effective Amendment No.6 to Form S-4 (File No.333-112533) dated August 11, 2004.

**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson

Dana Persson,
President, Chief Executive Officer

Dated: November 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana Persson	President/Chief Executive Officer
Dana Persson	(Principal Executive Officer)	November 24, 2004

/s/Doug Leifermann	Vice President/Chief Financial Officer
Doug Leifermann	(Principal Financial and Accounting Officer)	November 24, 2004

/s/Marvin Breitkreutz	Manager, Chairman	November 24, 2004
Marvin Mreitkreutz

/s/Mark Chan	Manager, Secretary/Treasurer	November 24, 2004
Mark Chan

/s/Chris Edgington	Manager, Vice Chairman	November 24, 2004
Chris Edgington

/s/Thomas Jacobs	Manager	November 24, 2004
Thomas Jacobs

/s/Brad Petersburg	Manager	November 24, 2004
Brad Petersburg

/s/Randy Tauer	Manager	November 24, 2004
Randy Tauer

/s/Jeff Woodley	Manager	November 24, 2004
Jeff Woodley