Form 10-Q
period 2004-11-30
GOLDEN OVAL EGGS LLC
filed 2005-01-14
CIK 1271285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-51096

Golden Oval Eggs, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	20-0422519
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

340 Dupont Avenue N.E.
Renville, MN	56284
(Address of principal executive offices)	(Zip code)

Telephone: (320) 329-8182

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 14, 2005, there were 4,581,832 units issued and outstanding.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets

November 30, 2004 and August 31, 2004

(In Thousands)

	(Unaudited) November 30, 2004	(Audited) August 31, 2004
Assets

Current assets
Cash and cash equivalents	$3,157	$7,642
Accounts receivable	4,806	5,920
Inventories	9,975	9,171
Restricted cash	1,299	2,272
Other current assets	450	921
Total current assets	19,687	25,926

Property, plant and equipment
Land and land improvements	7,936	7,936
Buildings	29,870	25,406
Equipment	44,554	39,115
Construction in progress	10,790	14,181
	93,150	86,638
Accumulated depreciation	(32,833)	(31,495)
Total property, plant and equipment	60,317	55,143

Other assets
Restricted cash	3,123	3,481
Investments	1,458	1,512
Intangible assets, net	1,941	1,380
Note receivable	23	23
Total other assets	6,545	6,396

Total assets	$86,549	$87,465

	(Unaudited) November 30, 2004	(Audited) August 31, 2004
Liabilities and Owners’ Equity

Current liabilities
Revolving line of credit	$—	$27
Accounts payable	1,976	3,562
Accrued interest	537	363
Accrued compensation	3,105	3,539
Income taxes payable	2,685	2,685
Patronage dividends payable	—	10,250
Other current liabilities	787	1,317
Current maturities of long-term debt	3,239	2,617
Total current liabilities	12,329	24,360

Long-term debt, less current maturities	40,057	30,335

Minority interest in consolidated subsidiaries	963	907

Owners’ equity
Common stock, $.01 par value; 50,000 shares authorized; 4,582 shares issued and outstanding at August 31, 2004	—	46
Additional paid-in capital	—	19,923
Qualified written notices of allocation	—	7,250
Unallocated capital reserve	—	4,644
Members’ equity	33,200	—
Total owners’ equity	33,200	31,863

Total liabilities and owners’ equity	$86,549	$87,465

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Operations

For the Three Month Periods Ended November 30, 2004 and 2003

(In Thousands, except per unit and per share data)

(Unaudited)

	November 30, 2004	November 30, 2003

Net sales	$17,295	$20,471

Cost of goods sold	12,962	11,983

Gross profit	4,333	8,488

Operating expenses	1,613	1,333

Income from operations	2,720	7,155

Other income (expense)
Interest expense	(1,471)	(778)
Minority interest in income of consolidated subsidiairies	(23)	—
Other income	124	119
Total other expense	(1,370)	(659)

Net income	$1,350	$6,496

Weighted average common shares or Class A units outstanding	4,582	4,582

Net income per common share or Class A unit, basic and diluted	$0.29	$1.42

Distributions per common share	$—	$0.40

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Cash Flows

For the Three Month Periods Ended November 30, 2004 and 2003

(In Thousands)

(Unaudited)

	November 30, 2004	November 30, 2003
Cash flows from operating activities
Net income	$1,350	$6,496
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,411	1,060
Amortization	908	56
Equity in income of unconsolidated subsidiary	—	(17)
Changes in operating assets and liabilities
Accounts receivable	1,114	(1,101)
Inventories	(804)	(935)
Other current assets	471	627
Accounts payable	(1,586)	449
Accruals and other current liabilities	(790)	707
Minority interest	56	—
Net cash provided by operating activities	2,130	7,342

Cash flows from investing activities
Purchases of property, plant and equipment	(6,586)	(1,471)
Proceeds from sale of property, plant and equipment	1	—
Purchase of investment in United Mills	—	(62)
Retirement of investment in United Mills	—	60
Retirement of investment in other coops	54	89
Payments of deferred debt costs	(1,469)	—
Net cash used by investing activities	(8,000)	(1,384)

Cash flows from financing activities
Net decrease in revolving line of credit	(27)	(20)
Proceeds from issuance of long-term debt	32,000	—
Payments of long-term debt	(21,656)	(172)
Decrease (increase) in restricted cash	1,331	(1,487)
Distributions to patrons	(10,263)	(1,824)
Net cash provided (used) by financing activities	1,385	(3,503)

Net increase (decrease) in cash and cash equivalents	(4,485)	2,455

Cash and cash equivalents - beginning of period	7,642	2,429

Cash and cash equivalents - end of period	$3,157	$4,884

Supplementary disclosures of cash flow information
Cash paid during the period
Interest	$618	$578

GOLDEN OVAL EGGS, LLC

Selected Information – Substantially all Disclosures Required by

Accounting Principles Generally Accepted in the United States of America are not Included

November 30, 2004 and August 31, 2004

(In Thousands)

1.       On August 31, 2004, Midwest Investors of Renville, Inc. (the “Corporative”) converted form a Minnesota cooperative into a limited liability Company, Golden Oval Eggs, LLC (the “Company”). The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative. Therefore, the consolidated financial statements of the Cooperative as of August 31, 2004 and for the three month period ended November 30, 2003 are comparative to the consolidated financial statements of the Company as of and for the three month period ended November 30, 2004.

2.                     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position of the Company as of November 30, 2004 and August 31, 2004 and the results of its operations for the three month periods ended November 30, 2004 and 2003.

3.                     The results of operations for the three month periods ended November 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year.

4.                     Pullet inventories are stated at the cost of production which includes the costs of the chicks, feed, overhead and labor.  Layer hen inventories are stated at the cost of production which includes the cost of the pullets, feed, overhead and labor.  Layer hen flocks are capitalized to the point at which the pullet goes into production or are purchased and are amortized over the productive lives of the flocks, generally 18 to 24 months.  Feed, supplies and liquid egg inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories consisted of the following:

	(Unaudited) November 30, 2004	(Audited) August 31, 2004

Hens and pullets	$8,517	$8,280
Eggs and egg products	153	179
Feed, supplies and other	1,305	712

Total inventories	$9,975	$9,171

5.       On September 13, 2004, the Company entered into a new financing agreement. The new agreement includes a $55,000 line of credit, of which $10,000 is a revolving line of credit and the remaining $45,000 is term debt. During the three months ended November 30, 2004, the Company drew $32,000 on this line of credit, $21,656 of which was used to extinguish the 2000 bonds.

6.                     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD & A) should be read in conjunction with the MD & A included in the Company’s Form 10-K for the year ended August 31, 2004.

Forward-Looking Statements

This report contains forward-looking statements based upon assumptions by the management of the Company as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. When used in this report, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements. If management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in the “Risk Factors” section of the Company’s Form 10-K for the year ended August 31, 2004.  Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

Summary

Golden Oval Eggs, LLC (“we”, “us”, “our”, or the “Company”) is a Delaware limited liability company, primarily engaged in the business of producing, processing and distributing egg products. The Company operates two in-line egg-breaking facilities, one in Renville, Minnesota and the other in Thompson, Iowa and is currently ranked in the top 15 in the nation for production of shell eggs. We currently produce 93% of the shell eggs we break with the rest purchased through third-party producers. The Company was organized for the specific purpose of consummating the conversion of Midwest Investors of Renville, Inc., d/b/a “Golden Oval Eggs”, a Minnesota cooperative (the “Cooperative”), into a limited liability company. The conversion was completed effective August 31, 2004, with the Company being the surviving entity in the conversion. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.

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

The Company expects its production to reach 180 million pounds in fiscal 2005 and to reach 225 million pounds annually upon completion of the second phase of the Thompson facility.  The second phase, currently under construction, is expected to be complete by February 2006.

The Company’s operating income or loss is materially affected by wholesale liquid egg prices, which can fluctuate widely and are outside of the Company’s control.  Liquid eggs are a commodity product and prices fluctuate in response to supply/demand factors.  The Company also sells a portion of its products under contract at non-market prices.  Depending upon market circumstances, the prices generated by the Company’s non-market volume tend to be less or more than what the prevailing open market prices would generate.

The Company’s cost of production is materially affected by feed costs, which average approximately 40%

of the Company’s total costs.  Approximately 60% of these feed costs are incurred in the procurement of corn and soybean meal.  The cost of these ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the Company has no control.

Results Of Operations

Net Sales.   Net sales for the first quarter of fiscal 2005 were $17.3 million, a decrease of $3.2 million or 15.5% as compared to net sales of $20.5 million  for the first quarter of fiscal 2004.  Although the volume of total eggs sold increased during the first fiscal 2005 quarter as compared to the first fiscal 2004 quarter, the price per pound decreased.  Pounds sold for first quarter 2005 were 43.4 million, an increase of 5.2 million pounds, or 13.6% as compared to first quarter 2004.  The increase in production was the result of two new layer barns that were added at the Thompson facility during the fourth quarter of fiscal 2004 and one new layer barn added during the beginning of the first quarter of fiscal 2005.  The Company’s average selling price per pound for the first quarter of fiscal 2005 was $.368, compared to $.536 for the first quarter of fiscal 2004, a decrease of $.168 per pound or 31.3%.  The Company’s average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks.  The decrease in the average selling price was the result of an increase in the supply of eggs coupled with a decrease in the demand for eggs relating to high protein/low carbohydrate diets.  The net effect of the increased production and the decreased average selling price was a decrease in net sales of $4.5 million.  This decrease was offset, in part, by the results of consolidating the variable interest entities United Mills and Midwest Investors of Iowa, Cooperative in accordance with Financial Accounting Standards Board Interpretation 46.  Consolidating these variable interest entities resulted in an increase in net sales of $1.3 million, during the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004.  As a result of this consolidation, all significant intercompany transactions and accounts, primarily with Midwest Investors of Iowa, Cooperative, have been eliminated.

Cost of goods sold.   Cost of goods sold for the first quarter of fiscal 2005 was $13.0 million, an increase of $1.0 million or 8.2% as compared to the first quarter of fiscal 2004.  The increase is the net of an increase in the cost of feed, additional cost of goods sold associated with 3 new layer barns, the effect of consolidation of variable interest entities and a decrease in the cost of eggs purchased from third parties for the Company’s off-line production.  Feed cost increased $.9 million during the first quarter of fiscal 2005 as compared to the corresponding period of the previous year.  This increase was the result of corn and soybean hedging activity.  Shell eggs purchased for the off-line production decreased in cost by $1.2 million.  This decrease in cost was reflective of the drop in egg prices as discussed in the net sales section of the MD & A.  Consolidating the variable interest entities discussed in the net sales paragraph above resulted in an increase in cost of goods sold of $.8 million during the first quarter of fiscal 2005, as compared to the first quarter of 2004.  The rest of the increase was the result of the 3 additional barns added to the Thompson facility.

Operating expenses.  Operating expenses for the first quarter of fiscal 2005 were $1.6 million, an increase of $.3 million or 21.0% as compared to the first quarter of fiscal 2004.  Administration salaries and fringes increased $.1 million while the corporate bonus accrual decreased $.3 million. Consolidating the variable interest entities discussed in the net sales paragraph above resulted in an increase in operating expenses of $.5 million during the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004.

Total other expense.   Total other expense for the first quarter of fiscal 2005 was $1.4 million, an increase of $.7 million or 107.9% as compared to the first quarter of fiscal 2004.  In September 2004, the Company entered into a new financing arrangement with CoBank.  As part of this arrangement, the Company paid off the balance of the 2000 bonds.  Due to the extinguishment of this debt, the Company wrote off the value of the bond issue costs associated with those bonds and recorded it as interest expense.  The net book value of those costs was $.8 million.

Income Taxes.  As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes and therefore will pay no federal income tax as its members will pay tax on their pro-rata share of the LLC’s net income.

Net Income.   As a result of the above, net income for the first quarter ended November 30, 2004 was $1.4 million, or $.29 per basic and diluted unit, compared to net income of $6.5 million, or $1.42 per basic and diluted share for the quarter ended November 30, 2003.  As a percent of net sales, net income was 7.8% for the quarter ended November 30, 2004, compared to net income of 31.7% for the quarter ended November 30, 2003.

Liquidity and Capital Resources

The Company’s working capital at November 30, 2004 was $7.4 million compared to $1.6 million at August 31, 2004.    The Company’s current ratio was 1.6 at November 30, 2004 compared to 1.1 at August 31, 2004. On September 13, 2004, the Company entered into a new financing agreement with CoBank.  The new agreement gives the Company a $55 million line of credit of which $10 million is a revolving line of credit and the remaining $45 million is term debt.  The $10 million revolving line of credit replaced the $5.5 million working capital line of credit with US Bank and is collateralized by accounts receivable and inventories.  This revolving credit line, which protects the Company from seasonal cash fluctuations, terminates on September 16, 2005.  The $45 million term piece will have a 10 year maturity and will be used to pay off the 2000 bonds and to fund the current construction at the Thompson site.  $32 million of the $45 million has been drawn as of November 30, 2004.  A $10 million draw is expected to occur during May 2005 and the final $3 million will be drawn in December of 2005.  The Company expects that cash flow from operations and proceeds from its existing credit lines will be sufficient to fund operations, to provide adequate capital expenditures for the current expansion, and to make distributions to its members for at least the next 12 months. The Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

The Company’s long-term debt at November 30, 2004, including current maturities, was $43.3 million compared to $33.0 million at August 31, 2004. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of its loan agreements to maintain (1) a minimum tangible net worth of not less than $28.8 million plus 40% of earnings; (2) a minimum current ratio of not less than 1.25 to 1.0; (3) working capital of no less than $7.0 million; (4) a leverage ratio of less than 4.25 to 1.0; and (5) a fixed charge coverage ratio no less than 1.15 to 1.  In addition, these provisions restrict the Company’s ability to make distributions, create liens, incur indebtedness and sell assets and properties. As of November 30, 2004, the Company was in compliance with these covenants.

Net cash flow from operations was $2.1 million for the first quarter of fiscal 2005.   $6.6 million was used for the purchase of property, plant and equipment and $1.5 million was used to pay deferred debt financing costs.  $32.0 million was received from the issuance of long-term debt and was used to retire $21.7 million of long-term debt and pay a $10.3 million distribution to our members.  The net effect of this activity was a reduction in cash of $4.5 million since August 31, 2004.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and the best estimates and judgments may require adjustment.  For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements in the Company’s form 10-K for the year ended August 31, 2004.  There have been no changes to critical accounting policies identified in our annual Report on Form 10-K for the year ended August 31, 2004.

Impact of Recently Issued Accounting Pronouncements

 Please refer to Item 7, “Management’s discussion and Analysis of financial Condition and Results of Operations”, in our Annual Report form 10-K for the year ended August 31, 2004 for a discussion of the impact of recently issued accounting pronouncements.  There were no accounting pronouncements issued during the quarter ended November 30, 2004 that we expect will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and Chief Financial Officer, Doug Leifermann, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

Changes in Internal Controls

There were no changes in the Company’s internal control during the Company’s fiscal first quarter ended November 30, 2004 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

On September 13, 2004, the Company entered into a new financing agreement between the Company and Midwest Investors of Iowa, Cooperative as borrowers, and CoBank, ACB and Metropolitan Life Insurance Company et al as lenders. The membership and board of directors of Midwest Investors of Iowa is composed in part of members of the Board of Managers of the Company. The new agreement gives the Company a $55 million line of credit of which $10 million is a revolving line of credit and the remaining $45 million is term debt. A copy of the credit agreement is attached as Exhibit 10.1 to this report.

Item 6. Exhibits

10.1	Credit Agreement dated as of September 13, 2004 by and between Golden Oval Eggs, LLC, Midwest Investors of Iowa, Cooperative, CoBank, ACB, and Metropolitan Life Insurance Company, et al.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Oval Eggs, LLC

By:	/s/ Dana Persson
Dana Persson President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Doug Leifermann
Doug Leifermann Vice President/Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 14, 2005