Form 10-Q
period 2005-02-28
GOLDEN OVAL EGGS LLC
filed 2005-04-14
CIK 1271285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

or

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

As of April 14, 2005, there were 4,581,832 units issued and outstanding.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets

February 28, 2005 and August 31, 2004

(In Thousands)

	(Unaudited) February 28, 2005	(Audited) August 31, 2004
Assets

Current assets
Cash and cash equivalents	$833	$7,642
Accounts receivable	4,019	5,920
Inventories	10,091	9,171
Restricted cash	1,264	2,272
Other current assets	386	921
Total current assets	16,593	25,926

Property, plant and equipment
Land and land improvements	9,890	7,936
Buildings	32,275	25,406
Equipment	48,611	39,115
Construction in progress	8,138	14,181
	98,914	86,638
Accumulated depreciation	(34,312)	(31,495)
Total property, plant and equipment	64,602	55,143

Other assets
Restricted cash	2,904	3,481
Investments	1,389	1,512
Intangible assets, net	1,884	1,380
Note receivable	37	23
Total other assets	6,214	6,396

Total assets	$87,409	$87,465

	(Unaudited) February 28, 2005	(Audited) August 31, 2004
Liabilities and Owners’ Equity

Current liabilities
Revolving line of credit	$2,000	$27
Accounts payable	2,221	3,562
Accrued interest	310	363
Accrued compensation	1,057	3,539
Income taxes payable	2,685	2,685
Patronage dividends payable	—	10,250
Other current liabilities	968	1,317
Current maturities of long-term debt	3,621	2,617
Total current liabilities	12,862	24,360

Long-term debt, less current maturities	39,646	30,335

Minority interest in consolidated subsidiaries	1,017	907

Owners’ equity
Common stock, $.01 par value; 50,000 shares authorized; 4,582 shares issued and outstanding at August 31, 2004	—	46
Additional paid-in capital	—	19,923
Qualified written notices of allocation	—	7,250
Unallocated capital reserve	—	4,644
Members’ equity	33,884	—
Total owners’ equity	33,884	31,863

Total liabilities and owners’ equity	$87,409	$87,465

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Operations

For the Periods Ended February 28, 2005 and February 29, 2004

(In Thousands, except per unit and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Net sales	$15,042	$20,425	$32,337	$40,896

Cost of goods sold	11,835	11,027	24,797	22,457

Gross profit	3,207	9,398	7,540	18,439

Operating expenses	1,708	1,849	3,321	3,182

Income from operations	1,499	7,549	4,219	15,257

Other income (expense)
Interest expense	(828)	(766)	(2,299)	(1,544)
Minority interest in income of consolidated subsidiaries	(95)	(118)
Other income	108	138	232	257
Total other expense	(815)	(628)	(2,185)	(1,287)

Net income	$684	$6,921	$2,034	$13,970

Weighted average common shares or Class A units outstanding	4,582	4,582	4,582	4,582

Net income per common share or Class A unit, basic and diluted	$0.15	$1.51	$0.44	$3.05

Distributions per common share	$—	$—	$—	$0.40

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Cash Flows

For the Periods Ended February 28, 2005 and February 29, 2004

(In Thousands)
(Unaudited)

	Six Months Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities
Net income	$2,034	$13,970
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,817	2,169
Amortization	965	113
Loss on sale of PPE	—	5
Equity in income of unconsolidated subsidiary	—	(92)
Changes in operating assets and liabilities
Accounts receivable	1,901	(482)
Inventories	(920)	(1,251)
Other current assets	535	(553)
Accounts payable	(1,341)	39
Accruals and other current liabilities	(2,884)	786
Minority interest	110	—
Net cash provided by operating activities	3,217	14,704

Cash flows from investing activities
Purchases of property, plant and equipment	(12,277)	(4,529)
Advances of notes receivable	(14)	—
Proceeds from sale of property, plant and equipment	1	3
Purchase of investment in United Mills	—	(132)
Retirement of investment in United Mills	—	121
Retirement of investment in Other Coops	123	180
Payments of deferred debt financing costs	(1,469)	—
Net cash used by investing activities	(13,636)	(4,357)

Cash flows from financing activities
Net increase (decrease) in revolving line of credit	1,973	(20)
Proceeds from issuance of long-term debt	32,550	—
Payments of long-term debt	(22,235)	(228)
Decrease (increase) in restricted cash	1,585	(1,620)
Distributions to patrons	(10,263)	(1,824)
Net cash provided (used) by financing activities	3,610	(3,692)

Net increase (decrease) in cash and cash equivalents	(6,809)	6,655

Cash and cash equivalents - beginning of period	7,642	2,429

Cash and cash equivalents - end of period	$833	$9,084

GOLDEN OVAL EGGS, LLC

Selected Information – Substantially all Disclosures Required by
Accounting Principles Generally Accepted in the United States of America are not Included

February 28, 2005 and August 31, 2004

(In Thousands)

1.                     On August 31, 2004, Midwest Investors of Renville, Inc. (the “Cooperative”) converted from a Minnesota cooperative into a limited liability company, Golden Oval Eggs, LLC (the “Company”). The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative. Therefore, the consolidated financial statements of the Cooperative as of August 31, 2004 and for the six month period ended February 29, 2004 are comparative to the consolidated financial statements of the Company as of and for the six month period ended February 28, 2005.

2.                     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position of Golden Oval Eggs, LLC (the “Company”) as of February 28, 2005 and August 31, 2004 and the results of its operations for the three-month and six-month periods ended February 28, 2005 and February 29, 2004.

3.                     The results of operations for the periods ended February 28, 2005 and February 29, 2004 are not necessarily indicative of the results expected for the full year.

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

	(Unaudited) February 28, 2005	(Audited) August 31, 2004

Hens and pullets	$8,652	$8,280
Eggs and egg products	291	179
Feed, supplies and other	1,148	712

Total inventories	$10,091	$9,171

5.                     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements based upon assumptions by the management of Golden Oval Eggs, LLC (the “Company”, “Golden Oval” or “we”), a Delaware limited liability company, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. When used in this report, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements. If management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in the “Risk Factors” section of the Company’s Form 10-K for the year ended August 31, 2004.  Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

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

The Company expects its production to reach 180 million pounds in fiscal 2005 and will reach 225 million pounds upon completion of the second phase of the Thompson facility.  The second phase, currently under construction, is expected to be complete by February 2006.

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

The company’s cost of production is materially affected by feed costs, which average approximately 40 % of the company’s total costs.  Approximately 60% of these feed costs are incurred in the procurement of corn and soybean meal.  The cost of these ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which the company has no control.

Results Of Operations

Net Sales.   Net sales for the second quarter of fiscal 2005 were $15.0 million, a decrease of $5.4 million, or 26.4%, as compared to net sales of $20.4 million for the second quarter of fiscal 2004.  Although total eggs sold increased during the current fiscal 2005 quarter as compared to the second quarter of fiscal 2004, the price per pound decreased.  Pounds sold for second quarter 2005 were 42.3 million, an increase of 4.9 million pounds, or 13.1% as compared to the second quarter of fiscal 2004.  The increase in production was the result of two new layer barns that were brought on at the Thompson facility during the fourth quarter of fiscal 2004 and one new layer barn brought on during the beginning of the first quarter of fiscal 2005.   The company’s average selling price per pound for the second quarter of fiscal 2005 was $.331, compared to $.546 for the second quarter of fiscal 2004, a decrease of $.215 per pound or 39.4%.  The effect of the increased production and the decreased average selling price was a decrease in net sales of $6.4 million.  There was an increase in net sales of $1.0 million as compared to the second quarter of 2004, the result of the implementation of FASB Interpretation 46, which consolidated variable interest entities during the second quarter of fiscal 2005.  The company’s average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks.  The decrease in the average selling price was the result of an increase in the supply of eggs coupled with a decrease in the demand for eggs relating to high protein/low carbohydrate diets.

Net sales for the first two quarters of fiscal 2005 were $32.3 million, a decrease of $8.6 million, or 21.0%, as compared to net sales of $40.9 million for the first two quarters of fiscal 2004.  As with the current quarter, total pounds sold increased while the price per pound decreased.  Pounds sold during the first two quarters of fiscal 2005 totaled 85.7 pounds, an increase of 10.1 million or 13.4% as compared to the first two quarters of fiscal 2004.  The company’s average selling price per pound was $.350 for the first two quarters of fiscal 2005, a decrease of $.191 per pound or 35.3% as compared to $.541 for the first two quarters of fiscal 2004.

Cost of goods sold.   Cost of goods sold for the second quarter of fiscal 2005 was $11.8 million, an increase of $0.8 million, or 7.3% as compared to the second quarter of fiscal 2004.  The increase is the net of an increase in the cost of feed, additional cost of goods associated with 3 new layer barns, the effect of consolidation of variable interest entities and a decrease in the cost of eggs purchased from third parties for the Company’s off-line production.  Feed cost increased $.6 million during the first quarter of fiscal 2005 as compared to the previous year.  This increase was the result of corn and soybean hedging activity.  Shell eggs purchased for the off-line production decreased in cost by $1.1 million.  This decrease in cost was reflective of the drop in egg prices as discussed in the net sales section of the MD&A.  $.3 million of the increase was the result of the implementation of FASB Interpretation 46.  The rest of the increase was the result of the 3 additional barns added to the Thompson facility.

Cost of goods sold for the first two quarters of fiscal 2005 was $24.8 million, an increase of $2.3 million or 10.4%, as compared to $22.5 million for the same period for fiscal 2004.

Operating expenses.  Operating expenses for the second quarter of fiscal 2005 were $1.7 million, a decrease of $.1 million or 7.6 % as compared to the second quarter of fiscal 2004.  Administration salaries and fringes increased $.1 million in fiscal 2005 as compared to fiscal 2004 while the corporate bonus accrual decreased $.5 million as compared to the prior year.  Professional fees decreased $.2 million for the second quarter of 2005 as compared to the same period of fiscal 2004.  $.5 million of the increase was the result of the consolidation of the variable interest entities due to the implementation of FASB Interpretation 46.

For the first two quarters of fiscal 2005 operating expenses were $3.3 million, an increase of $.1 million or 4.3% as compared with $3.2 million for fiscal 2004.

Total other expense.   Total other expense for the second quarter of fiscal 2005 was $.8 million, an increase of $.2 million or 30.0% as compared to second quarter of fiscal 2004.  $.1 million of the increase relates to increased interest costs relating to increased debt balances associated with the Thompson expansion.  The rest of the increase is reflective of the minority interest in income of consolidated subsidiaries.

For the first two quarters of fiscal 2005, total other expense was $2.2 million, an increase of $.9 million as compared to an expense of $1.3 million for fiscal 2004. Along with the increase mentioned above, the company wrote off the value of the bond issue costs associated 2000 bonds that were paid off in September 2004.  The book value of those costs was $.8 million.

 Income Taxes.  As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes and therefore will pay no federal income tax as its members will pay tax on their pro-rata share of the LLC’s net income.

Net Income.   As a result of the above, net income for the second quarter ended February 28, 2005 was $.7 million, or $.15 per basic and diluted Class A unit, compared to net income of $6.9 million, or $1.51 per basic and diluted common share for the quarter ended February 29, 2004.  As a percent of net sales, net income was 4.5%  for the quarter ended February 28, 2005, compared to net income of 33.9% for the quarter ended February 29, 2004.

For the two quarters ended February 28, 2005, net income was $2.0 million, or $.44 per basic and diluted share, compared to $14.0 million, or $3.05 per basic and diluted share for the comparable period in fiscal 2004.  As a percent of sales, the current fiscal period had a 6.3% net income, compared to a 34.2% for the same period last year.

Liquidity and Capital Resources

The Company’s working capital at February 28, 2005 was $3.7 million compared to $1.6 million at August 31, 2004.    The Company’s current ratio was 1.3 at February 28, 2005 compared to 1.1 at August 31, 2004. On September 13, 2004, the Company entered into a new financing agreement with CoBank.  The new agreement gives the company a $55 million line of credit of which $10 million is a revolving line of credit and the remaining $45 million will be term debt.  The $10 million revolving line of credit replaced the  $5.5 million working capital line of credit with US Bank and is collateralized by accounts receivable and inventories.  This revolving credit line, which protects the Company from seasonal cash fluctuations, terminates on September 16, 2005.  The $45 million term piece will have a 10 year maturity and will be used to pay off the 2000 bonds and to fund the current construction at the Thompson site.  $32 million of the $45 million has been drawn as of November 30, 2004.  A $10 million draw is expected to occur during May 2005 and the final $3 million will be drawn in December of 2005.  The Company expects that cash flow from operations and proceeds from its existing credit lines will be sufficient to fund operations, to provide adequate capital expenditures for the current expansion, and to make distributions to its members for at least the next 12 months. The Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

On November 30, 2004 the company entered into a note with the USDA and Heartland Power for $.6 million.  This note has a ten year maturity and was used to purchase and is collateralized by two 250,000 bushel grain bins at the Thompson facility.

The Company’s long-term debt at February 28, 2005, including current maturities, was $43.3 million compared to $33.0 million at August 31, 2004. $2 million has been drawn on the company’s revolving line of credit as of February 28, 2005 compared to zero as of August 31, 2004.  Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of its loan agreements to maintain (1) a minimum tangible net worth of not less than $28.8 million plus 40% of earnings; (2)a minimum current ratio of not less than 1.25 to 1.0; (3) working capital of no less than $2.0 million; (4) an leverage ratio of less than 4.25 to 1.0; and (5) a fixed charge coverage ratio no less than 1.15 to 1.  In addition, these provisions restrict the company’s ability to make distributions, create liens, incur indebtedness and sell assets and properties. As of February 28, 2005, the Company was in compliance with these covenants.

Net cash flow from operations was $3.2 million for the first two quarters of fiscal 2005.   $12.3 million was used for the purchase of property, plant and equipment and $1.5 million was used to pay deferred debt costs.  $2.0 million was drawn on the company’s revolving line of credit and $1.6 million was returned from the company’s restricted cash account.  $32.6 million was received from the issuance of long-term debt and was used to pay off $22.2 million of long-term debt and pay $10.3 million in distributions to our members.  The net effect of this activity was a reduction in cash of $6.8 million since August 31, 2004.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and the best estimates and judgments may require adjustment.  For a complete description of the company’s significant accounting policies, please see Note 1 to the consolidated financial statements in the company’s form 10-K for the year ended August 31, 2004.  There have been no changes to critical accounting policies identified in our annual Report on Form 10-K for the year ended August 31, 2004.

Impact of Recently Issued Accounting Pronouncements

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report form 10-K for the year ended August 31, 2004 for a discussion of the impact of recently issued accounting pronouncements.  There were no accounting pronouncements issued during the quarter ended February 28, 2005 that we expect will have a material impact on our consolidated financial statements.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could significantly affect those controls during the Company’s fiscal second quarter ended February

28, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of members of Golden Oval Eggs, LLC was held on March 15, 2005.  The only matter presented for member consideration at the Annual Meeting was the election of seven (7) managers to serve as members of the Board of Managers of the Company.  Ten nominees stood for election to the Board of Managers, with the seven nominees who received the greatest number of votes being elected to serve as members of the Board of Managers.  The three candidates receiving the most votes were to be elected for 3-year terms, expiring at the Company’s Annual Meeting to be held in 2008. The two candidates receiving the fourth and fifth highest vote counts were to be assigned 2-year terms, expiring at the Company’s Annual Meeting to be held in 2007. Finally, the two candidates receiving the sixth and seventh highest vote counts were to be assigned 1-year terms, expiring at the Company’s Annual Meeting to be held in 2006.

The ten nominees for election to the Board of Managers were:

Mike Branstad

Marvin Breitkreutz

Mark Chan

Richard A. Coonrod

Chris Edgington

Rodney W. Hebrink

Brad Petersburg

Russell S. Sampson

Randy Tauer

Paul Wilson

In a media release provided on March 18, 2005, the Company released the results of the election of members of the Board of Managers held at the Annual Meeting of Members on March 15, 2005.  Marvin Breitkreutz, Mark Chan and Chris Edgington were reelected to serve on the Board of Managers for three year terms, ending in 2008.  Rodney Hebrink and Paul Wilson were elected to the Board of Mangers for two year terms, ending in 2007.  (Hebrink and Wilson were elected to the Board for the first time.)  Brad Petersburg and Randy Tauer were reelected to the Board of Managers, to serve one year terms ending in 2006.

Following are the results for the election of members of the Board of Managers:

Nominee	Votes For
Mike Branstad	1,476,815
Marvin Breitkreutz	2,344,024
Mark Chan	2,438,562
Richard A. Coonrod	1,730,791
Chris Edgington	2,538,150
Rodney W. Hebrink	2,325,174
Brad Petersburg	2,167,168
Russell S. Sampson	1,079,056
Randy Tauer	1,863,386
Paul Wilson	2,267,306

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  April 13, 2005