Form 10-Q
period 2005-05-31
GOLDEN OVAL EGGS LLC
filed 2005-07-14
CIK 1271285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 000-51096

Golden Oval Eggs, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	20-0422519
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

340 Dupont Avenue N.E.	56284
Renville, MN	(Zip code)
(Address of principal executive offices)

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

As of July 14, 2005, there were 4,581,832 units issued and outstanding.

i

PART I.  FINANCIAL INFORMATION

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets

May 31, 2005 and August 31, 2004

(In Thousands)

Item 1. Financial Statements

	(Unaudited)	(Audited)
	May 31,	August 31,
	2005	2004
Assets

Current assets
Cash and cash equivalents	$1,448	$7,642
Accounts receivable	4,720	5,920
Inventories	11,240	9,171
Restricted cash	1,602	2,272
Other current assets	198	921
Total current assets	19,208	25,926

Property, plant and equipment
Land and land improvements	9,890	7,936
Buildings	33,486	25,406
Equipment	51,709	39,115
Construction in progress	8,601	14,181
	103,686	86,638
Accumulated depreciation	(35,923)	(31,495)
Total property, plant and equipment	67,763	55,143

Other assets
Restricted cash	2,595	3,481
Investments	1,471	1,512
Intangible assets, net	1,829	1,380
Note receivable	37	23
Total other assets	5,932	6,396

Total assets	$92,903	$87,465

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets (cont.)

May 31, 2005 and August 31, 2004

(In Thousands)

	(Unaudited)	(Audited)
	May 31,	August 31,
	2005	2004
Liabilities and Owners’ Equity

Current liabilities
Revolving line of credit	$—	$27
Accounts payable	2,737	3,562
Accrued interest	581	363
Accrued compensation	1,308	3,539
Income taxes payable	380	2,685
Patronage dividends payable	—	10,250
Other current liabilities	927	1,317
Current maturities of long-term debt	3,812	2,617
Total current liabilities	9,745	24,360

Long-term debt, less current maturities	48,877	30,335

Minority interest in consolidated subsidiaries	1,075	907

Owners’ equity
Common stock, $.01 par value; 50,000 shares authorized; 4,582 shares issued and outstanding at August 31, 2004	—	46
Additional paid-in capital	—	19,923
Qualified written notices of allocation	—	7,250
Unallocated capital reserve	—	4,644
Members’ equity	33,206	—
Total owners’ equity	33,206	31,863

Total liabilities and owners’ equity	$92,903	$87,465

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Operations

For the Periods Ended May 31, 2005 and May 31, 2004

(In Thousands, except per unit and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net sales	$15,678	$21,344	$48,015	$62,240

Cost of goods sold	13,802	13,291	38,599	35,748

Gross profit	1,876	8,053	9,416	26,492

Operating expenses	2,078	1,844	5,399	5,026

Income (loss) from operations	(202)	6,209	4,017	21,466

Other income (expense)
Interest expense	(854)	(748)	(3,153)	(2,292)
Minority interest in income of consolidated subsidiaries	(38)		(156)
Other income	416	78	648	335
Total other expense	(476)	(670)	(2,661)	(1,957)

Net income (loss)	$(678)	$5,539	$1,356	$19,509

Weighted average common shares or Class A units outstanding	4,582	4,582	4,582	4,582

Net income (loss) per common share or Class A unit, basic and diluted	$(0.15)	$1.21	$0.30	$4.26

Distributions per common share	$—	$—	$—	$0.40

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Cash Flows

For the Periods Ended May 31, 2005 and May 31, 2004

(In Thousands)

(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2005	2004
Cash flows from operating activities
Net income	$1,356	$19,509
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,428	3,276
Amortization	1,020	169
Loss on sale of PPE	—	61
Equity in income of unconsolidated subsidiary	—	(92)
Changes in operating assets and liabilities
Accounts receivable	1,200	13
Inventories	(2,069)	(1,950)
Other current assets	723	148
Accounts payable	(825)	324
Accruals and other current liabilities	(4,708)	1,424
Minority interest	168	—
Net cash provided by operating activities	1,293	22,882

Cash flows from investing activities
Purchases of property, plant and equipment	(17,049)	(10,046)
Advances of notes receivable	(14)	—
Proceeds from sale of property, plant and equipment	1	4
Purchase of investment in United Mills	—	(204)
Retirement of investment in United Mills	—	180
Retirement of investment in Other Coops	41	235
Payments of deferred debt financing costs	(1,469)	—
Net cash used by investing activities	(18,490)	(9,831)

Cash flows from financing activities
Net increase (decrease) in revolving line of credit	(27)	(20)
Proceeds from issuance of long-term debt	42,550	—
Payments of long-term debt	(22,813)	(255)
Decrease (increase) in restricted cash	1,556	(1,276)
Distributions to patrons	(10,263)	(1,833)
Net cash provided (used) by financing activities	11,003	(3,384)

Net (decrease) in cash and cash equivalents	(6,194)	9,667

Cash and cash equivalents - beginning of period	7,642	2,429

Cash and cash equivalents - end of period	$1,448	$12,096

GOLDEN OVAL EGGS, LLC

Selected Information – Substantially all Disclosures Required by

Accounting Principles Generally Accepted in the United States of America are not Included

May 31, 2005 and August 31, 2004

(In Thousands)

1.             On August 31, 2004, Midwest Investors of Renville, Inc. (the “Cooperative”) converted from a Minnesota cooperative into a limited liability company, Golden Oval Eggs, LLC (the “Company”).  The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.  Therefore, the consolidated financial statements of the Cooperative as of August 31, 2004 and for the nine month period ended May 31, 2004 are comparative to the consolidated financial statements of the Company as of and for the nine month period ended May 31, 2005.

2.             In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position of the Company as of May 31, 2005 and August 31, 2004 and the results of its operations for the three-month and nine-month periods ended May 31, 2005 and May 31, 2004.

3.             The results of operations for the periods ended May 31, 2005 and May 31, 2004 are not necessarily indicative of the results expected for the full year.

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

	(Unaudited)	(Audited)
	May 31,	August 31,
	2005	2004

Hens and pullets	$9,372	$8,280
Eggs and egg products	330	179
Feed, supplies and other	1,538	712

Total inventories	$11,240	$9,171

5.             On September 13, 2004, the Company entered into a new financing agreement.  The new agreement includes a $55,000 line of credit, of which $10,000 is a revolving line of credit and the remaining $45,000 is term debt.  During the nine months ended May 31, 2005, the Company drew $42,000 on this line of credit, $21,656 of which was used to extinguish the 2000 bonds.

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

The Company expects its production to reach 180 million pounds in fiscal 2005 and will reach 225 million pounds upon completion of the second phase of the Thompson facility.  The second phase, currently under construction, is expected to be completed by February 2006.

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

Results Of Operations

Net Sales.   Net consolidated sales for the third quarter of fiscal 2005 were $15.7 million, a decrease of $5.7 million, or 26.5%, as compared to net consolidated sales of $21.3 million for the third quarter of fiscal 2004.  Although total eggs sold increased during the current fiscal 2005 quarter as compared to fiscal 2004, the price per pound decreased.  Pounds sold for third quarter 2005 were 45.5 million, an increase of 6.7 million pounds, or 17.1% as compared to third quarter 2004.  The increase in production was the result of two new layer barns that were brought on at the Thompson facility during the fourth quarter of fiscal 2004, one new layer barn brought on during the beginning of the first quarter of fiscal 2005 and two new layer barns brought on during the third quarter of fiscal 2005.   The Company’s average selling price per pound for the third quarter of fiscal 2005 was $.318, compared to $.550 for the third quarter of fiscal 2004, a decrease of $.232 per pound or 42.2%.  The effect of the increased production and the decreased average selling price was a decrease in net sales of $6.9 million for egg products.  There was an increase in net sales of $1.2 million as compared to the third quarter of 2004, which was the result of the implementation of FASB Interpretation 46, which consolidated variable interest entities during the fourth quarter of fiscal 2004.  The Company’s average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks.  The decrease in the average selling price was the result of an increase in the supply of eggs nationwide coupled with a decrease in the demand for eggs relating to high protein/low carbohydrate diets.

Net sales for the first three quarters of fiscal 2005 were $48.0 million, a decrease of $14.2 million, or 22.9%, as compared to net sales of $62.2 million for the first three quarters of fiscal 2004.  As with the current quarter, total pounds sold increased while the price per pound decreased.  Pounds sold during the first three quarters of fiscal 2005 totaled 131.1 million pounds, an increase of 16.7 million, or 14.6%, as compared to fiscal 2004.  The Company’s average selling price per pound was $.339 for the first three quarters of fiscal 2005, a decrease of $.205 per pound, or 37.7%, as compared to $.544 for fiscal 2004.

Cost of goods sold.   Cost of goods sold for the third quarter of fiscal 2005 was $13.8 million, an increase of $0.5 million, or 3.8% as compared to the third quarter of fiscal 2004.  The increase is the net of a decrease in the cost of feed, additional cost of goods associated with 5 new layer barns, the effect of consolidation of variable interest entities and a decrease in the cost of eggs purchased from third parties for the Company’s off-line production.  Feed cost decreased $0.6 million during the third quarter of fiscal 2005 as compared to the previous year.  This decrease was the result of a drop in corn and soy bean meal prices.  Shell eggs purchased for the off-line production decreased in cost by $0.9 million.  This decrease in cost was reflective of the drop in egg prices as discussed in the net sales section of the MD & A.  $0.7 million of the increase was the result of the implementation of FASB Interpretation 46.  The rest of the increase was the result of the 5 additional barns added to the Thompson facility.

Cost of goods sold for the first three quarters of fiscal 2005 was $38.6 million, an increase of $2.9 million or 8.0%, as compared to $35.7 million for the same period for fiscal 2004.

Operating expenses.  Operating expenses for the third quarter of fiscal 2005 were $2.1 million, an increase of $0.2 million, or 12.7%, as compared to the third quarter of fiscal 2004.  Administration salaries and fringes increased $0.2 million for the third quarter of fiscal 2005 as compared to fiscal 2004 while the corporate bonus accrual decreased $0.6 million as compared to the prior year.  Professional fees increased $0.1 million for the third quarter of 2005 as compared to the same period of fiscal 2004.  $0.4 million of the total operating expenses increase was the result of the consolidation of the variable interest entities due to the implementation of FASB Interpretation 46.

For the first three quarters of fiscal 2005 operating expenses were $5.4 million, an increase of $0.4 million, or 7.4%, as compared with $5.0 million for fiscal 2004.

Total other expense.   Total other expense for the third quarter of fiscal 2005 was $0.5 million, a decrease of $0.2 million, or 29.0%, as compared to the third quarter of fiscal 2004.  Other income increased $0.3 million from our share of a settlement of a class action suit involving vitamins purchased for feed from 1994 to 1999.  $0.1 million of the increase relates to increased interest costs relating to increased debt balances associated with the Thompson expansion.

For the first three quarters of fiscal 2005, total other expense was $2.7 million, an increase of $0.7 million as compared to an expense of $2.0 million for fiscal 2004. Along with the increase mentioned above, the Company wrote off the value of the bond issue costs associated with the 2000 bonds that were paid off in September 2004.  The book value of those costs was $0.8 million.

Income Taxes.  As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes and therefore will pay no federal income tax as its members will pay tax on their pro-rata share of the LLC’s net income.

Net Income.   As a result of the above, net loss for the third quarter ended May 31, 2005 was $0.7 million, or $0.15 per basic and diluted unit, compared to net income of $5.5 million, or $1.21 per basic and diluted share for the quarter ended May 31, 2004.  As a percent of net sales, net loss was 4.3% for the quarter ended May 31, 2005, compared to net income of 26.0% for the quarter ended May 31, 2004.

For the three quarters ended May 31, 2005, net income was $1.4 million, or $0.30 per basic and diluted unit, compared to $19.5 million, or $4.26 per basic and diluted share for the comparable period in fiscal 2004.  As a percent of sales, the current fiscal period had a 2.8% net income, compared to a 31.3% for the same period last year.

Liquidity and Capital Resources

The Company’s working capital at May 31, 2005 was $9.5 million compared to $1.6 million at August 31, 2004.    The Company’s current ratio was 1.97 at May 31, 2005 compared to 1.1 at August 31, 2004. On September 13, 2004, the Company entered into a new financing agreement with CoBank.  The new agreement gives the company a $55 million line of credit, of which $10 million is a revolving line of credit and the remaining $45 million will be term debt.  The $10 million revolving line of credit replaced the  $5.5 million working capital line of credit with US Bank and is collateralized by accounts receivable and inventories.  This revolving credit line, which protects the Company from seasonal cash fluctuations, terminates on September 16, 2005.  The $45 million term piece will have a 10 year maturity and will be used to pay off the 2000 bonds and to fund the current construction at the Thompson site.  $42 million of the $45 million has been drawn as of May 31, 2005.  A $10 million draw occurred during May 2005 and the final $3 million will be drawn in December of 2005.  The Company expects that cash flow from operations and proceeds from its existing credit lines will be sufficient to fund operations, to provide adequate capital expenditures for the current expansion, and to make distributions to its members for at least the next 12 months. The Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

On November 30, 2004, the Company entered into a note with the USDA and Heartland Power for $0.6 million.  This note has a ten year maturity and was used to purchase and is collateralized by two 250,000 bushel grain bins at the Thompson facility.

The Company’s long-term debt at May 31, 2005, including current maturities, was $52.7 million compared to $33.0 million at August 31, 2004. No balances have been drawn on the Company’s revolving line of credit as of May 31, 2005 as was the case as of August 31, 2004.  Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of its loan agreements to maintain (1) a minimum tangible net worth of not less than $28.8 million plus 40% of earnings; (2) a minimum current ratio of not less than 1.25 to 1.0; (3) working capital of no less than $2.0 million; (4) a leverage ratio of less than 4.25 to 1.0; and (5) a fixed charge coverage ratio no less than 1.15 to 1.  In addition, these provisions restrict the Company’s ability to make distributions, create liens, incur indebtedness and sell assets and properties. As of May 31, 2005, the Company was in compliance with all covenants except the leverage ratio.  The Company has received a waiver from it’s lenders for this covenant.

Net cash flow from operations was $1.3 million for the first three quarters of fiscal 2005.   $17.0 million was used for the purchase of property, plant and equipment and $1.5 million was used to pay deferred debt costs.  $1.6 million was returned from the Company’s restricted cash account.  $42.6 million was received from the issuance of long-term debt and was used to pay off $22.8 million of long-term debt and pay $10.3 million in distributions to our members.  The net effect of this activity was a reduction in cash of $6.2 million since August 31, 2004.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and the best estimates and judgments may require adjustment.  For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended August 31, 2004.  There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended August 31, 2004.

Impact of Recently Issued Accounting Pronouncements

Please refer to Item 7, “Management’s discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended August 31, 2004 for a discussion of the impact of recently issued accounting pronouncements.  There were no accounting pronouncements issued during the quarter ended May 31, 2005 that we expect will have a material impact on our consolidated financial statements.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could significantly affect those controls during the Company’s fiscal third quarter ended May 31, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1           Certificate of Formation of Golden Oval Eggs, LLC (Incorporated by reference from the Company’s pre-effective Amendment No. 6 to Form S-4 (File No. 333-112533) dated August 11, 2004).

3.2           Amended and Restated Limited Liability Company Agreement of Golden Oval Eggs, LLC (Incorporated by reference from the Company’s pre-effective Amendment No. 6 to Form S-4 (File No.  333-112533) dated August 11, 2004).

31.1         Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2         Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1         Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2         Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

Date: July 14, 2005