Form 10-K
period 2005-08-31
GOLDEN OVAL EGGS LLC
filed 2005-11-29
CIK 1271285

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2005

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-51096

GOLDEN OVAL EGGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	20-0422519
(State of incorporation)	(IRS Employer Identification No.)

1800 Park Avenue East, Renville, MN  56284

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

There is no established public market for the Registrant’s limited liability company.  As of November 28, 2005, the Registrant had 4,581,762 units issued and outstanding.

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

The Company has seen its production increase from approximately 7 million liquid pounds in 1995 to approximately 180 million in 2005.  The second phase of the Thompson facility, currently under construction, is expected to be completed by February, 2006.  Upon completion, the Company expects to reach an annual production capacity of approximately 225 million pounds. The egg industry has been consolidating as producers and processors try to meet the needs of their large customers. We believe that these large customers are looking for a reduced number of reliable suppliers that can give them the high quality product that they need.

The Company had revenues of approximately $63.2 during fiscal 2005 (ending August 31, 2005), $83.5 million during fiscal 2004 (ending August 31, 2004) and $53.0 million during fiscal 2003 (ending August 31, 2003).

Sales, Marketing and Customers

Currently, a majority of the Company’s egg products are sold through a variety of contract arrangements in an effort to reduce price and product sales risk.  The Company is a party to several multi-year written contracts to supply different customers, based on formula pricing, fixed price and toll milling. Those contracts typically involve the customer’s agreement to purchase a specified quantity of egg products each year during the term of the applicable agreement, and allow either party to terminate the contract upon specified notice to the other party. Currently, egg products that are priced on a “non-market” basis under these long-term contracts account for approximately 60% of total sales volume, although this percentage tends to fluctuate over time depending on the availability of and interest of the Company’s management in entering into these types of sales arrangements. Pricing under these non-market contracts is generally reflective of historical average market prices. The current contracts expire at various times over the next five years, subject to termination by either party on from six to 24 months’ notice. In the event that any such contractual arrangements were terminated, the Company would plan to sell the available products into the commodity markets for such products.

In the most recent fiscal year, there were four customers who each represented more than 10% of the cooperative’s total sales. Those customers include Primera Foods, Sunny Fresh Foods, Michael Foods and MOARK. Some of the Company’s sales are made to customers in Canada. In 2003, non-U.S. sales totaled approximately $4,798,000, with sales in 2004 and 2005 increasing to approximately $6,289,000 and $3,858,000, respectively.

Egg Industry and Markets

In 2004, the average number of egg-type laying hens in the U.S. was 283 million.  Flock size on January 1, 2005 was 287 million layers; 3.9% larger than one year ago, up 7 million hens.  Rate of lay per day on January 1, 2005 averaged 71.3 eggs per 100 layers, up slightly from a year ago.

Market Segmentation

There were 210.3 million cases (30 dozen eggs per case) of shell eggs produced in 2004:

63.9 million cases (30%) were further processed into other commodity products such as fresh liquid, pasteurized liquid, frozen, frozen and salted, frozen and sugared and dried eggs;

127.3 million cases (61%) went to retail;

18.1 million cases (9%) went for foodservice use; and

1.3 million cases (1%) were exported.

The Company participates in the 63.9 million cases that are further processed into various types of egg product. This equates to production of approximately 2,492 million pounds of liquid eggs.

Per Capita Consumption

The following table provides “per capita consumption” data on a national basis. Note that per capita consumption is a measure of total egg production divided by the total population. It does not represent demand.

Year:	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Per Capita Consumption:	233.5	234.6	235.7	240.1	250.7	253.0	254.2	256.0	255.6	257.3

Source: U.S. Department of Agriculture (USDA has recently adjusted data to reflect 2000 Census figures)

Competition

For 2004, there were approximately 260 egg producing companies nationally with flocks of 75,000 hens or more, representing approximately 95% of all the layers in the U.S. Of these, there are approximately 64 egg producing companies with 1 million plus layers, representing about 90% of all the layers in the U.S. And, of these, there are approximately 14 companies with greater than 5 million layers.  Egg Industry Magazine ranked the Company as the 13th largest producer nationally as of December 31, 2004. The top twenty producers represented 74.5% of the national flock.

The industry converted approximately 63.9 million cases into approximately 2,492 million pounds of liquid eggs in 2004. In its most recent fiscal year, the Company sold 180 million pounds of liquid egg supplying approximately 7% of the market. Some of the Company’s customers listed above break a number of their own eggs to fulfill their needs while others source all of their liquid egg from outside providers.

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

Environmental Matters

The Company is subject to several federal and state environmental regulations. The federal environmental regulations with which it must comply were promulgated by the U.S. Environmental Protection Agency pursuant to the Clean Air Act, Clean Water Act and Resource Conservation and Recovery Act. The Environmental Protection Agency has delegated permitting and most enforcement authority under each of these acts to Minnesota and Iowa, where the Company has facilities. Thus, the Company is primarily required to comply with the provisions of regulations promulgated by the Minnesota Pollution Control Agency, as well as the Iowa Department of Natural Resources, pursuant to these federal acts.

In Minnesota, the Company has obtained the following permits related to environmental regulations:

The Company has a general National Pollutant Discharge Elimination System permit from the Minnesota Pollution Control Agency that addresses the requirements of the Clean Water Act. This permit is in the process of being renewed, effective in 2006. The Company does not anticipate the cost of renewing this permit to be material.

The Company has a permit to discharge wastewater from its Minnesota processing operations into the City of Renville’s sewer system. The Company and the City are currently negotiating new permit rates, to be effective in 2006. The cost of this permit renewal is not expected to be material. In the future, the Company may elect to own and operate the wastewater treatment facilities necessary for the treatment of waste effluent. If it chooses to do this, the permitting costs are not expected to be material.

In Iowa, the Company has obtained or applied for the following permits related to environmental regulations:

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

The Company has a National Pollutant Discharge Elimination System Permit from the Iowa Department of Natural Resources for its wastewater treatment operations at the Iowa facility.  An application for renewal of this permit was submitted to the Department in early 2005, and the permit renewal is currently being processed and, when issued, will continue until 2010.  The Company expects the permit renewal to be issued in the near future.

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

Nevertheless, in an effort to ensure that it does not experience any issues related to federal enforcement actions, the Company in July 2005 agreed to participate in a national program established by the Environmental Protection Agency under which the Company enters into a Consent Agreement and Final Order with the Environmental Protection Agency under which the Agency releases the Company from potential federal enforcement actions under the Clean Air Act, the hazardous substance release notification provisions of the Comprehensive Environmental Response, Compensation and Liability Act, and the emergency notification provisions of the Emergency Planning and Community Right-to-Know Act.  In return, the Company agrees to be potentially selected as one of several egg production farms that will receive on-site monitoring to determine potential air emissions from poultry barns.  Under the Consent Agreement, the Company also agrees to comply with new regulations likely to be promulgated by the Environmental Protection Agency at the end of the air monitoring study period later in this decade.  The Company submitted its signed Consent Agreement to the Environmental Protection Agency in July 2005.  It is the Company’s understanding that the Environmental Protection Agency is in the process of reviewing thousands of similar agreements received and will be notifying the Company in the near future of its eligibility under the Consent Agreement program.  If the Company is selected for air monitoring, the costs for such monitoring would be borne by a national third party nonprofit organization established by Environmental Protection Agency for such purposes.  The Company does not expect that its monitoring costs would be material.

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

Employees

As of August 31, 2005, the Company had approximately 265 full-time employees, none of which are covered by collective bargaining agreements. Management considers its employee relations to be good.

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

In March 2003 egg prices began to rise dramatically.   This increase was due to several factors, including: (1) shutdown of several egg production facilities for economic reasons; (2) reduction in the number of laying hens (layers) due to the implementation of animal welfare standards; (3) reduction in layers due to the outbreak of Exotic Newcastle Disease, a contagious and fatal viral disease in birds, in the Southwest and on the West Coast; and (4) increased demand for eggs and egg products due to the number of Americans switching to some form of high protein/low carbohydrate diets.  In April 2004 egg prices began to decline and continued that decline through June of 2005.  Prices had moved up as of August 2005 and are currently around 10-year averages.

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

We are subject to federal and state regulations relating to grading, quality control, labeling, sanitary control and waste disposal. As a fully-integrated liquid egg producer, our liquid egg facilities are subject to United States Department of Agriculture, (the “USDA”), and Food and Drug Administration, (the “FDA”), regulation and various state and local health and agricultural agencies. Our liquid egg processing facilities are subject to periodic USDA inspections. Our feed production facilities are subject to FDA regulation and inspections.

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

Our business is highly competitive.

The production and sale of fresh liquid eggs, which have accounted for virtually all of our net sales in recent years, is intensely competitive. We compete with a large number of companies that may prove to be more successful than we are in marketing and selling liquid eggs. We cannot assure you that we will be able to compete successfully with any or all of these companies. In addition, increased competition could result in price reductions, greater cyclicality, reduced margins and loss of market share, which would negatively affect our business, results of operations and financial condition.

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

H5N1 Avian Influenza (Bird Flu)

Avian influenza HN51, also referred to as the “bird flu”, has recently received significant publicity.  The bird flu is extremely deadly to birds that contract the disease, which typically spreads through contact between infected migratory birds and domesticated birds.  Efforts to control the spread of the diseases have led to the destruction of flocks of birds, including chickens, in a variety of areas in Asia, Europe and Africa.  There is also concerns that it will mutate into a form of influenza that can be easily transmitted among humans, potentially causing a pandemic.  To date, however, there has been no human to human transfer of the flue and only a limited number of human deaths have occurred in Asia.  All of these cases occurred among individuals who have had close contact with infected birds.  The Company does not believe that the bird flu presents a current risk to its flocks or its business.  That belief is based on the absence of the bird flu in North America to date, the Company’s biosecurity practices and, in particular, to the confinement of the Company’s flocks in facilities that provide little opportunity for interaction between the Company’s chickens and any infected migratory birds.  However, the Company might be adversely impacted if concerns about the bird flu led consumers in the United States to reduce their consumption of eggs and egg products.

Available Information

The Company’s Internet website address is www.goldenovaleggs.com. We make available, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “1934 Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES AND PROCESSING FACILITIES

The Company maintains production and processing facilities at both its original 60-acre site in Renville, Minnesota and a second 240-acre site northeast of Thompson, Iowa. The land on which the Thompson facilities are located is leased from Midwest Investors of Iowa, Inc., a cooperative. At each location, the Company maintains a large layer flock for “in-line” production of eggs.

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

Renville, Minnesota

Construction of an in-line production and processing layer complex in Renville, Minnesota, began in June 1994, with construction being completed and all 16 barns housed with approximately 2.0 million birds by October 1996. The Company also brings in offline eggs purchased from third party producers to process at the Renville site.  The Renville processing facility presently operates near its current production capacity of approximately 70 million pounds of liquid egg per year.

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

Feed for the laying hens at the Renville facility and the pullet growing operations is manufactured at a feed mill owned and operated on a cost basis by United Mills. United Mills is a cooperative venture owned one-third each by Coop Country Farmers Elevator of Renville, Minnesota, Christensen Family Farms and the Company. The feed mill is capable of producing 250,000 tons of feed annually. The Company uses approximately 65% of the feed manufactured by United Mills. The Company believes that it is able to leverage United Mills’ volume purchasing power and production capacity to achieve lower feed costs than the Company would face if it manufactured feed at its own facilities.  In fiscal year 2004, management determined that United Mills is a variable interest entity, of which the Company is the primary beneficiary.  Accordingly, United Mills is consolidated beginning in fiscal year 2004 in accordance with FIN 46R which eliminates the effects of intercompany transactions between the Company and Untied Mills in the accompanying consolidated financial statements for fiscal years 2004 and 2005.

Thompson, Iowa

In August 1999, construction of a second in-line production and processing layer complex began on the site located near Thompson, Iowa. The project is divided into two phases. Construction of phase one, the east side of the complex, which houses approximately 2.7 million layers and 650,000 pullets, was completed in December 2001. Phase one consists of eleven high-rise barns, segmented by one brooder barn, one starter barn, nine layer barns, an egg processing facility and an operations office. Phase two is the west side of the complex, designed as a duplicate of the east side brooder, starter and layer barns.  Construction of phase two is underway and as of August 31, 2005, six layer barns were completed and housed. The last three barns will be completed and layers housed by February 2006.

As with the Renville operation, the Company acquires all of its baby chicks for production at the Thompson site from third-party sources. However, the Company raises the baby chicks to pullets itself at the Thompson facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our unit holders during the fourth quarter of the fiscal year.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT’S LIMITED LIABILITY COMPANY UNITS AND RELATED UNITHOLDER MATTERS

There is no established public trading market for the Company’s limited liability company units. As of August 31, 2005 there were 692 holders of the Company’s limited liability company units.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data of Golden Oval Eggs, LLC. The information presented as of and for the fiscal years ended August 31, 2005, 2004, 2003, 2002 and 2001 is derived from the Company’s financial statements, which have been audited by Moore Stephens Frost, independent auditors.

We encourage you to read the financial data presented below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the financial statements and related notes included at the end of this document.

Selected Financial Data of the Company
(in thousands, except share and per share data)

	2005	2004	2003	2002	2001

Income Statement Data:
Revenues	$63,196	$83,543	$53,052	$46,169	$35,215
Cost of goods sold	52,118	50,693	43,300	39,450	31,053

Gross profit	11,078	32,850	9,752	6,719	4,162
Operating expenses	7,677	9,749	3,208	3,339	2,495

Income from operations	3,401	23,101	6,544	3,380	1,667
Interest expense	(6,385)	(2,732)	(3,520)	(3,466)	(2,314)
Non-controlling interest in income of consolidated entities	(103)	(41)	__	35	__
Other income	750	513	509	385	650

Income (loss) before income tax expense (benefit)	(2,337)	20,841	3,533	299	3
Income tax expense (benefit)	(378)	2,926	—	—	—

Net income (loss)	$(1,959)	$17,915	$3,533	$299	$3

Weighted average common shares/ members’ units outstanding	4,581,762	4,581,762	4,581,762	4,388,517	4,189,832
Net income (loss) per common share/members’ unit	$(0.43)	$3.91	$0.77	$0.07	$—

Distributions per common share/members’ unit	$—	$4.22	$—	$—	$0.04

	2005	2004	2003	2002	2001

Balance Sheet Data:
Current assets	$17,992	$25,926	$18,211	$14,420	$15,619
Property, plant and equipment	69,614	55,143	38,118	42,537	46,346
Other assets	3,339	6,396	8,531	9,815	5,618

Total assets	$90,945	$87,465	$64,860	$66,772	$67,583

Current liabilities	$13,523	$24,360	$6,025	$8,965	$9,591
Long-term debt, less current maturities	46,546	30,335	32,804	35,309	37,624

Total owners’ equities	$30,876	$32,770	$26,031	$22,498	$20,368
Weighted average common shares/members’ units outstanding	4,581,762	4,581,762	4,581,762	4,581,762	4,189,832
Book value per common share/member unit	$6.73	$7.15	$5.68	$4.91	$4.86

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

Overview

The Company is engaged in the production, breaking, and sale of non-pasteurized liquid whole eggs, liquid whites, and liquid yolks. The Company’s operations are integrated from the production of eggs, processing of those eggs into liquid eggs, and the transportation of the liquid eggs. The Company operates two in-line egg-breaking facilities, one in Renville, Minnesota and the other in Thompson, Iowa and is currently ranked in the top 15 in the nation for production of shell eggs. The Company also obtains a relatively small portion of its eggs from third parties for processing, which amount has ranged from 7.6% to 9.4% of total eggs processed for each of the last three fiscal years. The Company primarily markets its liquid eggs on a direct basis to companies who further process the raw liquid eggs into various egg products such as dried eggs, frozen, hard cooked, extended shelf-life liquid, pre-cooked egg patties, specialty egg products, etc.  Institutional, food service, restaurants, and food manufacturers in turn purchase these further processed products.

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

Following several years of attractive profits (from fiscal 1996 to fiscal 1999), the Company experienced a period of low earnings from fiscal 2000 to fiscal 2002. The primary reason for these results was an industry wide overproduction of eggs in North America ahead of retail and food service demand. This supply/demand imbalance caused egg prices to fall to levels that made most egg producers and processors marginally profitable to unprofitable during this period.

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

In April 2004 egg prices began to decline and at fiscal year end had again dropped below long-term averages.  These profit margins for fiscal 2004 far outstripped historical profit margins of the Company.  During fiscal 2005 the egg prices continued to drop as demand for eggs weakened, coupled with a slight oversupply of eggs.  By the end of fiscal 2005 demand caught up with the supply and egg prices started to rise.  Liquid egg prices are currently near 10-year averages.

Construction at the Company’s Thompson facility is underway and as of August 31, 2005, six layer barns were completed and layers housed.  Additionally, the Company constructed a 400,000 ton annual production capacity feed mill and related facilities in 2004.  The feed mill was in operation and was the complete source of feed at the Thompson facility during fiscal 2005.   The last three layer barns at Thompson will be completed and layers housed by February 2006.   The Company does not expect the construction of the additional layer barns and operation of the feed mill and related facilities to have a net material effect on its results of operations. In addition, the Company will continue to tightly manage its risk management profile by seeking ways to minimize volatility in its operating margins.

The Company sells 60% of its products under contract at non-market prices. Depending upon market circumstances, the prices generated by the Company’s non-market volume sales tend to be either less or more than what the prevailing open market prices would generate.

Results Of Operations

The following table presents the amounts sold and weighted average sales prices of those sales for the liquid eggs for the periods presented.

	2003	2004	2005
Pounds sold (in millions)	145.9	157.5	179.6
Average price per pound	$.364	$.516	$.334

Fiscal Year Ended August 31, 2005 Compared To Fiscal Year Ended August 31, 2004

Net Sales.   Net Sales for the fiscal year ended August 31, 2005 were $63.2 million, a decrease of $20.3 million, or 24.3%, as compared to fiscal year 2004. The decrease in revenues occurred despite an increase in total pounds of egg products sold of 22.1 million lbs, or 14.0%, as compared to fiscal year 2004. Egg product selling prices during fiscal 2005 averaged $.334 per lb, a decrease of $.182 per lb, or 35.3%, as compared with fiscal 2004.   The Company’s average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks.   Four new layer barns were brought on line at the Thompson facility during fiscal 2005.  These new barns, along with the two barns added in the fourth quarter of fiscal 2004, accounted for the increased production during fiscal 2005.   Domestic demand for eggs weakened during fiscal 2005 as the popularity of the high protein diets started to fade.  This coupled with an increase in the supply of eggs caused the lower egg prices during fiscal 2005.

Cost of goods sold.    Cost of goods sold for fiscal 2005 was $52.1 million, an increase of $1.4 million, or 2.8%, as compared to fiscal 2004.   While there was an increase in production of 14.0%, cost of goods sold was held to a 2.8% increase because of a drop in feed prices and a drop in the price paid for shell eggs used for our off-line breaking in Renville.  Feed costs decreased $.6 million, despite consuming 28,865 more tons of feed with the additional barns.  Feed costs per ton during fiscal 2005 dropped $19.58, or 16.2%, as compared to fiscal 2004.  The decrease in feed cost was the result of a drop in corn and soy bean meal prices.  Shell eggs purchased for the off-line production decreased in cost by $3.3 million, or 48.1%, despite having only a 7.5% reduction in quantity purchased.  These cost reductions netted out the increase in cost of goods associated with the new layer barns at the Thompson site.

Operating expenses.    Operating expenses for fiscal 2005 were $7.7 million, a decrease of $2.1 million, or 21.3%, as compared to fiscal 2004.  Bonus compensation was high in 2004 due to the record profitability and dropped $2.9 million in fiscal 2005.   Professional services relating primarily to the Company’s public reporting requirements increased $.2 million as compared to fiscal 2004.  The rest of the operating expenses increased a net of $.7 million in fiscal 2005, as compared to fiscal 2004.  This increase was the result of the growth the Company experienced in fiscal 2005.

Total other expense.    Total other expense for fiscal 2005 was $5.7 million, an increase of $3.5 million, or 153.9%, as compared to fiscal 2004.   In September 2004, the Company entered into a new financing agreement and retired the 2000 bonds.  (See liquidity and capital resources)  The increase in total other expense is the result of the 2000 bond payment.  The Company wrote off the $.8 million book value of capitalized bond issuance costs recorded relating to the 2000 bonds.  The 2000 bonds also had an embedded interest rate swap agreement derivative instrument which had been considered clearly and closely related.  With the retirement of the 2000 bonds, the Company recorded the carrying value of this instrument at fair market value, with the offset to interest expense in the amount of $2.3 million.  $.3 million of the increase relates to increased interest costs relating to the increased debt balances associated with the Thompson expansion.

Income Taxes.  As of August 31, 2004, the Company accrued for the estimated liability related to the final tax return as a cooperative.  The liability paid in 2005 related to this final return was $.4 less than the accrued liability at August 31, 2004.  This amount was recorded as an income tax benefit in fiscal 2005.  The Company expects to be treated as a partnership for federal income tax purposes and therefore will pay no federal income tax and its members will pay tax on their share of the LLC’s net income.

Fiscal Year Ended August 31, 2004 Compared To Fiscal Year Ended August 31, 2003

Net Sales.   Net Sales for the fiscal year ended August 31, 2004 were $83.5 million, an increase of $30.4 million, or 57.3%, as compared to fiscal year 2003. The increase in revenues was due primarily to the increase in total pounds of egg products sold and egg product selling prices during fiscal 2004 as compared with fiscal 2003. Pounds sold for fiscal 2004 were 157.5 million, an increase of 11.6 million, or 8%, as compared to fiscal 2003. Two new layer barns were brought on line during the 4th quarter of 2004.  These new barns accounted for $4 million of the increased sales, while the rest of the increase in pounds sold resulted from changes in the amount and composition of feed used.   $2.3 million of the increased sales came from the implementation of FASB Interpretation 46R which consolidated variable interest entities in the current year with the Company’s historical

operations.   Domestic demand for eggs were strong, which resulted in higher selling prices during fiscal 2004. The Company’s average selling price per pound for fiscal 2004 was $.515, compared to $.364 for fiscal 2003, an increase of 41.5%.   The Company’s average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks. The factors relating to the increase in sales prices are discussed in the overview above.

Cost of goods sold.    Cost of goods sold for fiscal 2004 was $50.7 million, an increase of $7.4 million, or 17.1%, as compared to fiscal 2003. The increase is due to an increase in the cost of eggs purchased from third parties for the Company’s off-line production, an increase in the cost of feed and the cost of goods associated with the additional 2 layer barns added during the 4th quarter of 2004.  The Company buys a significant number of shell eggs from third parties for processing at its Renville egg breaking facility. The cost of these eggs during fiscal 2004 increased $2.8 million, or 70%, as compared to fiscal 2003. This increase is due primarily to the overall rise in prices in the egg industry. Over this same period, feed costs increased by $3 million, or 16%.   Approximately $1.9 million of the increase in feed costs is due to increased feed prices due primarily to increases in the price of soy meal and corn, and approximately $1.1 million is due to an increase in the amount of feed used.   Approximately $.3 million of the increase is the result of the implementation of FASB Interpretation 46R which consolidated variable interest entities in the current year with the Company’s historical operations.  The rest of the increase is the result of the additional barns added during the 4th quarter of 2004.

Operating expenses.    Operating expenses for fiscal 2004 were $9.7 million, an increase of $6.5 million, or 203%, as compared to fiscal 2003. Increased bonus compensation due primarily to record profitability accounts for approximately $2.8 million of the increase. Professional services relating primarily to the limited liability company conversion account for approximately $1.1 million of the increase.   $1.9 million of the increase was the result of the operating expenses of the variable interest entities consolidated as a result of the FASB Interpretation 46R implementation.

Total other expense.    Total other expense for fiscal 2004 was $2.3 million, a decrease of $.7 million, or 23.3%, as compared to fiscal 2003. This reduction was the result of lower interest expense due to decreased outstanding principal balances.

Income Taxes.  As a cooperative, the Company was subject to federal income tax only on certain nondeductible expenses and any amount of net proceeds not returned in the form of cash, qualified written notices of allocation or qualified per unit retainage certificates issued within eight and one-half months after the fiscal year end.  Income tax expense for fiscal 2004 was $2.9 million.  The Company expects to be treated as a partnership for federal income tax purposes and therefore will pay no federal income tax and its members will pay tax on their share of the LLC’s net income.

Fiscal Year Ended August 31, 2003 Compared To Fiscal Year Ended August 31, 2002

Net Sales.    For the fiscal year ended August 31, 2003, net sales were $53.1 million, an increase of $6.9 million, or 14.9%, as compared to the fiscal year ended August 31, 2002. While liquid pounds sold by the Company remained virtually unchanged between the two years, the average selling price for the eggs was $.3635 per pound for fiscal 2003, an increase of $.0473 per pound, or 15%, compared to an average price of $.3162 in fiscal 2002. The increase in net sales was due to the increased market price for liquid whole eggs, liquid egg whites and liquid egg yolks sold by the Company.

Cost of goods sold.    Cost of goods sold for fiscal 2003 was $43.3 million, an increase of $3.9 million, or 9.8%, as compared to fiscal 2002. Feed costs accounted for most of the change with a $3.0 million, or 19.1%, increase from fiscal 2002 to fiscal 2003. Approximately $.7 million of the increase in feed costs was due to an increase in the amount of feed used, and approximately $2.3 million due to increased feed prices. The remaining increase in cost of goods sold came from a variety of other factors, with no one factor accounting for a meaningful component of the remaining increase.

Operating expenses.    Operating expenses for fiscal 2003 were $3.2 million, a decrease of $.1 million, or 3.0%, as compared to fiscal 2002. No one factor accounted for a meaningful amount of the decrease.

Total other expense.    Total other expense for fiscal 2003 was $3.0 million, a decrease of $70,000, or 2.3%, as compared to fiscal 2002. An increase of $120,000 from litter and inedible egg sales was partially offset by an increase of $50,000 in interest expense.

Liquidity and Capital Resources

The Company’s working capital at August 31, 2005 was $4.5 million compared to $1.6 million at August 31, 2004.   The Company’s current ratio was 1.3 at August 31, 2005 compared to 1.1 at August 31, 2004.  On September 13, 2004, the Company entered into a new financing agreement with CoBank.  The new agreement gives the Company a $55 million line of credit of which $10 million is a revolving line of credit and the remaining $45 million will be term debt.  The $10 million revolving line of credit replaces the  $5.5 million working capital line of credit with US Bank and is collateralized by accounts receivable and inventories.  This revolving credit line, which protects the company from seasonal cash fluctuations, terminates on November 30, 2005.  The $45 million term piece will be used to pay off the 2000 bonds and to fund the current construction at the Thompson site.  $42 million of the $45 million has been drawn as of August 31, 2005 and the final $3 million will be drawn in January 2006.  The Company expects that cash flow from operations and proceeds from its existing credit lines will be sufficient to fund operations, to provide adequate capital expenditures for the current expansion, and to make distributions to its members for at least the next 12 months. The Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

The production and processing plants were built over the course of the last ten years with completion of the Renville production and processing facility in 1996 and the phase one production and processing completed at Thompson in 2001. Capital expenditures totaled $19.4 million in 2004 and $.3 million in 2003. Capital expenditures for 2005 totaled $20.6 million, primarily for the construction at the Thompson facility.   As of August 31, 2005, the Company has three layer barns yet to complete in the current Thompson expansion.  As of August 31, 2005 the Company has spent $6.0 million towards these three layer barns.  The Company will spend an additional $1.5 million in fiscal 2006 to complete the expansion project.  In addition, the Company’s expansion will necessitate increases in inventory of approximately $1 million, which would be financed by trade credit and amounts available for borrowing under the Company’s credit lines.

The Company’s long-term debt at August 31, 2005, including current maturities, was $51.2 million compared to $33.0 million at August 31, 2004. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of its loan agreements to maintain (1) a minimum tangible net worth of not less than $28.8 million plus 40% of earnings; (2) working capital of no less than $2.0 million; (3) a current ratio of not less than 1.25:1; (4) a leveraged ratio of no more than 4.25:1; and (5) a fixed charge coverage ratio no less than 1.15:1.  The Company was in compliance with all but (1) and (4) as of August 31, 2005.  The Company’s lenders waived the covenant violations as of August 31, 2005 and have amended the covenants in the debt agreement.

The Company has an interest rate collar agreement that was originally embedded in the Corporate Bonds, Series 2000, which limited the variability of the interest rate on the bonds to a range of 8.46% to 7.31%, and was determined to be clearly and closely related.  During the current year, the Company entered into a new financing agreement.  A portion of the proceeds from the new financing was used to retire the Corporate Bonds, Series 2000.  At the time the Corporate Bonds, Series 2000 were retired; the interest rate collar agreement became a separate stand-alone agreement.  As of August 31, 2005, the interest rate collar agreement, which terminates on July 10, 2010, has a notional amount of $19,655.  The interest rate collar agreement requires that the Company maintain a collateral account.  The fair value of the interest rate collar agreement is recorded as a reduction of the value of the collateral account in the Company’s consolidated balance sheet.  As of August 31, 2005, the net value of the collateral account was $.7 million.

Net cash flow from operations was $2.0 million in fiscal 2005.  $20.6 million was the cash paid for the purchase of property, plant and equipment.  $2.5 million was returned from the Company’s restricted cash account. $2.7 million was received from the revolving line of credit and $42.6 million was received from the issuance of long-term debt and was used to pay off $24.3 million of long-term debt, $10.3 in distributions to our members and

$1.5 million was used to pay deferred debt costs.  The net effect of this activity was a reduction in cash of $6.9 million since August 31, 2004.

Net cash flow from operations was $28.7 million for fiscal 2004. This increased level of cash flow was primarily the result of improved profit margins resulting from the record high sales prices. The Company believes that these profit margins are not sustainable over the long term. See “Overview” above. Despite the increased levels of sales revenue, outstanding accounts receivable remained unchanged. Increase in corn and soybean prices, along with the addition of two more laying flocks, increased inventory $1.9 million. Overall the changes in net non-cash working capital were not material.  This cash flow has allowed the Company to (1) pay $19.4 million towards the Thompson expansion, (2) make a $1.8 million distribution to its shareholders, (3) set aside $1.1 million to restricted cash account to be used to pay the 2001 bond debt, (4) payoff $2.5 million of long-term debt and (5) increase its cash on hand to $7.6 million.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next twelve months.

Contractual Obligations

The following table presents various known contractual obligations of the Company as of August 31, 2005, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	51,214	4,668	10,796	11,061	24,689
Operating Leases	1,102	291	456	260	95
Construction Obligations	1,502	1,502	—	—	—
Total	53,818	6,481	11,252	11,321	24,784

The data presented in the preceding table does not include any expected interest payments. The Company had no material purchase obligations as of August 31, 2005.

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

Allowance for Doubtful Accounts.    In the normal course of business, the Company extends credit to its customers on a short-term basis. Although credit risks associated with its customers are considered minimal, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, the Company recognizes reserves for bad debts based on management’s experience and the length of time the receivables are past due, generally the entire balance for amounts more than 90 days past due. As of August 31, 2005, the Company had never written off any accounts receivable and had no bad debt reserves.

Inventories.    Inventories of eggs, feed and supplies are valued principally at the lower of cost (first-in, first-out method) or market. If market prices for eggs and feed grains move substantially lower, the Company would record adjustments to write-down the carrying values of eggs and feed inventories to fair market value.

The cost associated with flock inventories, consisting principally of chick costs, feed, labor, and overhead costs, are accumulated during the growing period of approximately 18 weeks.  Layer flock costs are capitalized to the point at which the pullet goes into production and are amortized over the productive lives of the flocks, generally 18 to 24 months. High mortality from disease or extreme temperatures would result in abnormal adjustments to write-down flock inventories. As of August 31, 2005, the Company had only one abnormal adjustment due to high mortality. The results of this adjustment were not material to the consolidated financial statements. Management continually monitors each flock and attempts to take appropriate actions to minimize the risk of mortality loss.

Long-Lived Assets.    Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives based on management’s experience, which is 7 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. As of August 31, 2005, the Company had never experienced any write-offs as a result of changes to asset useful lives.

The Company continually reevaluates the carrying value of its long-lived assets, for events or changes in circumstances, which indicate that the carrying value may not be recoverable. As part of this reevaluation, if impairment indicators are present, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposal. As of August 31, 2005, the Company had never determined impairment indicators to be present in its reevaluation processes.

Financial Instruments.  The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, long-term receivable, accounts payable, debt, and an interest rate collar agreement.  The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments.  The stated value of the Company’s long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and risk characteristics.  The carrying values of long-term debt instruments approximate their fair value because interest rates on such debt are periodically adjusted and approximate current market rates. The interest rate collar agreement manages the Company’s exposure to fluctuations in interest rates.  The Company has accounted for this agreement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, “as amended by SFAS Nos. 138 and 149. Interest rate swap contracts are reported at fair value with the gain or loss on market value recorded as an increase or reduction of interest expense. At August 31, 2005, no interest rate swap agreements are designated as hedges.  An increase or decrease in the fair value of these financial instruments would result in changes of the recorded value of these financial instruments in the Company’s consolidated financial statements.  As of August 31, 2005, the Company had only one abnormal and material adjustment due to fluctuations in the fair values of financial instruments.  This adjustment recognized a $2.3 million decrease in the recorded value of the collateral on the interest rate collar agreement at the time this agreement was determined to no longer be clearly and closely related to the Corporate Bonds, Series 2000.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” (“FIN 46R”). This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. A variable interest entity results from interests in an entity through ownership, contractual relationships, or other pecuniary interest. Under current accounting guidance, entities are generally consolidated by an enterprise only when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company has interests in various affiliates established for the purpose of finished feed production, technology services and rental of real estate. The creditors of the entities do not have recourse to the Company. As a result of the implementation of Interpretation No. 46R, the Company determined that United Mills and Midwest Investors of Iowa, Inc. are variable interest entities under Interpretation No. 46R.  Additionally, the company has concluded that it is the primary beneficiary of these variable interest entities, and as a result, the Company has consolidated these entities effective as of the beginning of the fiscal year ending August 31, 2004, in accordance with FIN 46R.  Management has determined that there have been no redetermination events and accordingly, these entities continue to be consolidated for fiscal year 2005.

The FASB issued SFAS No. 123R “Share-Based Payment”, as amended, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  The Company currently does not believe that the adoption of SFAS No. 123R will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” which amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, this statement requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities.  The Company currently does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS

GOLDEN OVAL EGGS, LLC

August 31, 2005, 2004 and 2003

Consolidated Financial Statements

With

Independent Auditor’s Report

Report of Independent Registered Public Accounting Firm

Members and Board of Managers

Golden Oval Eggs, LLC

Renville, Minnesota

We have audited the accompanying consolidated balance sheets of Golden Oval Eggs, LLC as of August 31, 2005 and 2004, and the related consolidated statements of operations, owners’ equity and cash flows for each of the three years in the period ended August 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Oval Eggs, LLC as of August 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens Frost
Certified Public Accountants

Little Rock, Arkansas
October 31, 2005,
except for Note 6, as to which
the date is November 21, 2005

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets

August 31, 2005 and 2004

(In Thousands)

	2005	2004
Assets

Current assets
Cash and cash equivalents	$690	$7,642
Accounts receivable	4,809	5,920
Inventories	11,189	9,171
Restricted cash	917	2,272
Other current assets	387	921
Total current assets	17,992	25,926

Property, plant and equipment
Land and land improvements	11,163	7,936
Buildings	34,782	25,406
Equipment	54,819	39,115
Construction in progress	6,502	14,181
	107,266	86,638
Accumulated depreciation	(37,652)	(31,495)
Total property, plant and equipment, net	69,614	55,143

Other assets
Restricted cash	—	3,481
Investments	1,529	1,512
Deferred financing costs, net	1,773	1,380
Note receivable	37	23
Total other assets	3,339	6,396

Total assets	$90,945	$87,465

	2005	2004
Liabilities and Owners’ Equity

Current liabilities
Revolving line of credit	$2,724	$27
Accounts payable	2,830	3,562
Accrued interest	333	363
Accrued compensation	1,449	3,539
Income taxes payable	—	2,685
Patronage dividends payable	—	10,250
Other current liabilities	1,519	1,317
Current maturities of long-term debt	4,668	2,617
Total current liabilities	13,523	24,360

Long-term debt, less current maturities	46,546	30,335

Commitments and contingencies - See Notes 6 and 11

Patrons’ equity
Common stock, $.01 par value; 50,000 shares outstanding	—	46
Additional paid-in capital	—	19,923
Qualified written notices of allocation	—	7,250
Unallocated capital reserve	—	4,644
Non-controlling interest in consolidated entities	—	907
Total patrons’ equity	—	32,770

Members’ equity
Members’ equity	29,891	—
Non-controlling interest in consolidated entities	985	—
Total members’ equity	30,876	32,770

Total owners’ equity	30,876	32,770

Total liabilities and owners’ equity	$90,945	$87,465

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Operations

For the Years Ended August 31, 2005, 2004 and 2003

(In Thousands, except per share/members’ unit data)

	2005	2004	2003

Net sales	$63,196	$83,543	$53,052

Cost of goods sold	52,118	50,693	43,300

Gross profit	11,078	32,850	9,752

Operating expenses	7,677	9,749	3,208

Income from operations	3,401	23,101	6,544

Other income (expense)
Interest expense	(6,385)	(2,732)	(3,520)
Non-controlling interest in income of consolidated entities	(103)	(41)	—
Other income	750	513	509
Total other expense	(5,738)	(2,260)	(3,011)

Income (loss) before income taxes	(2,337)	20,841	3,533

Income tax expense (benefit)	(378)	2,926	—

Net income (loss)	$(1,959)	$17,915	$3,533

Basic and diluted earnings per common share/members’ unit	$(0.43)	$3.91	$0.77

Distributions per common share/members’ unit	$—	$4.22	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Changes in Owners’ Equity

For the Years Ended August 31, 2005, 2004 and 2003

(In Thousands)

							Non-Controlling
	Common	Common	Additional	Qualified	Unallocated		Interest in	Total
	Stock/Members’	Stock	Paid-in	Written Notices	Capital	Members’	Consolidated	Owners’
	Units	Amount	Capital	of Allocation	Reserve	Equity	Entities	Equity

Balance - August 31, 2002	4,582	$46	$19,923	$—	$2,529	$—	$—	$22,498

Net income	—	—	—	—	3,533	—	—	3,533

Balance - August 31, 2003	4,582	46	19,923	—	6,062	—	—	26,031

Cumulative effect of adoption of FIN-46R	—	—	—	—	—	—	866	866

Distributions paid	—	—	—	—	(1,833)	—	—	(1,833)

Distributions declared	—	—	—	7,250	(17,500)	—	—	(10,250)

Net income	—	—	—	—	17,915	—	—	17,915

Non-controlling interest in income of consolidated entities, net of distributions	—	—	—	—	—	—	41	41

Balance - August 31, 2004	4,582	46	19,923	7,250	4,644	—	907	32,770

Conversion to LLC	—	(46)	(19,923)	(7,250)	(4,644)	31,863	—	—

Distributions paid	—	—	—	—	—	(13)	—	(13)

Net loss	—	—	—	—	—	(1,959)	—	(1,959)

Non-controlling interest in income of consolidated entities, net of distributions	—	—	—	—	—	—	78	78

Balance - August 31, 2005	4,582	$—	$—	$—	$—	$29,891	$985	$30,876

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Cash Flows

For the Years Ended August 31, 2005, 2004 and 2003

(In Thousands)

	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$(1,959)	$17,915	$3,533
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	6,167	4,412	4,695
Amortization	228	261	230
(Gain) loss on disposals of property, plant and equipment	(1)	61	—
Loss on retirement of bonds	848	—	—
Non-controlling interest in income of consolidated entities, net of distributions	78	41	—
Unrealized loss on hedging activities	2,302	—	—
Changes in operating assets and liabilities, net of effects of adoption of FIN-46R
Accounts receivable	1,111	368	(1,878)
Inventories	(2,018)	(1,465)	(122)
Other current assets	534	(228)	(29)
Accounts payable	(732)	1,146	(701)
Income taxes payable	(2,685)	2,685	—
Accruals and other current liabilities	(1,918)	3,250	575
Deferred income taxes	—	236	—
Net cash provided by operating activities	1,955	28,682	6,303

Cash flows from investing activities, net of effects of adoption of FIN-46R
Purchases of property, plant and equipment	(20,641)	(19,397)	(276)
Proceeds from sales of property, plant and equipment	4	4	—
Advance of note receivable	(14)	—	—
Retirement of investment in United Mills	—	—	217
Purchase of investment in United Mills	—	(38)	(245)
Purchases of investments in other cooperatives	(58)	(254)	—
Retirement of investment in other cooperatives	41	292	230
Net cash used by investing activities	(20,668)	(19,393)	(74)

	2005	2004	2003
Cash flows from financing activities, net of effects of adoption of FIN-46R
Net increase (decrease) in revolving line of credit	$2,697	$7	$(2,969)
Proceeds from issuance of long-term debt	42,550	—	—
Payments of long-term debt	(24,288)	(2,503)	(2,350)
Payment of deferred financing costs	(1,469)	—	—
Restricted cash	2,534	(603)	1,023
Cash distributions	—	(1,833)	—
Patronage dividend	(10,263)	—	(10)
Net cash provided (used) by financing activities	11,761	(4,932)	(4,306)

Net increase (decrease) in cash	(6,952)	4,357	1,923

Cumulative cash effect of adoption of FIN-46R	—	856	—

Cash and cash equivalents - beginning of year	7,642	2,429	506

Cash and cash equivalents - end of year	$690	$7,642	$2,429

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest, net of capitalized interest of $702 and $284 during 2005 and 2004, respectively	$3,276	$3,158	$3,593
Income taxes	2,307	—	—

Supplemental disclosures of non-cash transactions
Patronage dividends declared	$—	$10,250	$—
Qualified written notices of allocation declared	—	7,250	—
and issued	—	(7,250)	—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

(In Thousands, except per share/members’ unit data)

1.              Summary of Significant Accounting Policies

a.               Organization – Effective September 1, 2004, Golden Oval Eggs, LLC (the “Company”) was organized as a Delaware limited liability company as a result of a reorganization of Midwest Investors of Renville, Inc. (“MIR”). MIR was incorporated as a cooperative under the laws of the state of Minnesota in March 1994. Upon conversion, MIR patrons’ equity, including common stock, additional paid-in capital, qualified written notices of allocation, and unallocated capital reserve have been converted into members’ equity of the Company.  At the time of conversion, MIR patrons’ obligations to deliver one bushel of corn per share of common stock pursuant to marketing agreements with MIR were terminated.

b.              Principles of consolidation – The consolidated financial statements include the accounts of the Company, its majority-owned partnership, AEI, LLC and variable interest entities in which the Company is the primary beneficiary.  Investments in 20 percent to 50 percent owned entities that are not variable interest entities in which the Company is the primary beneficiary are accounted for using the equity method.  Investments in less than 20 percent owned entities that are not variable interest entities in which the Company is the primary beneficiary and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

c.               Business operations and environment – The Company is an integrated poultry operation that produces and sells liquid egg products, principally in the Midwest, California and Canada.

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

e.               Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company reviews its customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected.  The Company’s management deems accounts receivable to be past due based on contractual terms.  Amounts will be written off at the point when collection attempts on the accounts have been exhausted.  Management uses significant judgment in estimating uncollectible amounts.  In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance.  While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in the economic, industry or specific customer conditions may require adjustment to any allowance recorded by the Company.  At August 31, 2005 and 2004, no allowance for doubtful accounts was considered necessary by the Company’s management.

f.                 Inventories – Pullet and layer hen inventories are stated at the cost of production which includes the costs of the chicks, feed, overhead and labor.  Layer hen flock costs are capitalized to the point at which the pullet goes into production and are amortized over the productive lives of the flocks, generally 18 to 24 months.  Feed, supplies and liquid egg inventories are stated at the lower of cost (first-in, first-out) or market.

g.              Investments – Trading Securities – The Company holds certain commodity futures contracts in the regular course of business to manage its exposure against commodity price fluctuations on anticipated purchases of raw materials.  The contracts are generally for short durations of less than one year.  Although these instruments are economic hedges, the Company does not designate these contracts as hedges for accounting purposes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  As a result, the Company records these contracts as investments and are they classified as trading securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” as amended by SFAS No. 130, “Reporting Comprehensive Income.”  Accordingly, these investments are recorded at fair value based on quoted market prices.  Unrealized gains and losses are included in earnings in the periods in which they arise.  At August 31, 2005, there were no such contracts outstanding.  At August 31, 2004, these contracts had a fair value of $489 recorded as other current assets on the consolidated balance sheet.

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

i.                  Long-lived assets – During 2003, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which superceded and amended SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  This statement requires that long-lived assets be reviewed for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.  Based on management’s assessment, no impairment indicators are present, and therefore, no impairment testing was necessary at August 31, 2005 or 2004.  The factors considered by management in performing this assessment include operating results, trends, and prospects as well as the effects of obsolescence, demand, competition, and other economic factors.

j.                  Investments (not in thousands) – Investments include the Company’s investments in St. Paul Bank for Cooperatives and four additional cooperatives involved in activities which are similar or complementary to the Company.  Additionally, fiscal years 2005 and 2004 include United Mills’ investment in Land O’Lakes, Inc. and five additional cooperatives involved in activities which are similar or complementary to United Mills.

k.               Restricted cash – Restricted cash consists of cash that is restricted as to future use by contractual agreements associated with the outstanding bonds and an interest rate collar agreement at August 31, 2005 and 2004. See Note 6 for further discussion of the interest rate collar agreement.

l.                  Deferred financing costs – Costs incurred in connection with the acquisition of financing are capitalized and amortized over the life of the related financing instrument. Deferred financing costs are shown net of accumulated amortization on the accompanying consolidated balance sheets.

m.            Derivative financial instruments – The Company entered into an interest rate collar agreement to manage its exposure to fluctuations in interest rates.  The Company has accounted for this agreement in accordance with SFAS No. 133 (as amended by SFAS Nos. 138 and 149). Interest rate swap contracts are reported at fair value with the gain or loss on market value recorded as an increase or reduction of interest expense. At August 31, 2005, no interest rate swap agreements are designated as hedges.

n.              Income taxes – Golden Oval Eggs, LLC and AEI, LLC are limited liability companies and as such, are treated as partnerships for income tax purposes.  Accordingly, the taxable income or loss of these entities is reported on the individual income tax returns of their members.  No provisions for income taxes or deferred income tax liability related to these entities is included in the accompanying consolidated financial statements.

United Mills, Midwest Investors of Iowa, Inc. and Midwest Investors of Renville, Inc., prior to conversion to a LLC, are subject to Federal and certain other income taxes and operate as cooperatives that qualify for tax treatment under Subchapter T of the Internal Revenue Code.  Accordingly, under specific conditions, these entities can exclude from taxable income amounts distributed as qualified patronage refunds to their members.  Provisions for income taxes are recorded only on those earnings not distributed or not expected to be distributed as patronage refunds.

o.              Fair value – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, long-term receivable, accounts payable, and debt.  The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments.  The stated value of the Company’s long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and risk characteristics.  The carrying values of long-term debt instruments approximate their fair value because interest rates on such debt are periodically adjusted and approximate current market rates.

p.              Revenue recognition – Revenue is recognized by the Company when the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred (FOB shipping point or destination, depending on the customer) or services have been rendered; the Company’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  All of the Company’s product is shipped in tanker trailers and delivered directly to its customers.  Physical delivery is the point in time at which revenue is considered earned since the risks and rewards of ownership generally rest when title passes to the customer.  Free-on-Board, or FOB terms generally designate at which point title passes to the customer.  These terms are contractual between the parties involved.  Products shipped FOB shipping point are recognized as revenue when the product leaves the Company’s premises.  Products shipped FOB destination are recognized as revenue when the product reaches the customer.

q.        Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

r.           Shipping and handling costs – All shipping and handling costs incurred during the year are included in cost of goods sold in the accompanying consolidated statement of operations.

s.         Reclassifications – Certain reclassifications have been made to the 2004 and 2003 balances in order to conform to the 2005 presentation.

t.           Recently issued accounting standards – The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”, as amended, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  The Company currently does not believe that the adoption of SFAS No. 123R will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” which amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, this statement requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities.  The Company currently does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.

2.              Variable Interest Entities

FASB Interpretation No. 46R (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN-46R”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise.  The Company held various investments or variable interests, that for purposes of FIN-46R, were evaluated and the Company determined that it was the primary beneficiary.  As such, the financial statements of these entities were consolidated in the accompanying consolidated financial statements.  Creditors of the variable interest entities lack recourse to the general assets of the Company as the primary beneficiary.

The Company leases land from Midwest Investors of Iowa, Inc.  The Company has determined that it is the primary beneficiary and the lessor is a variable interest entity.  Under FIN-46R, the lessor is required to be consolidated in the Company’s consolidated financial statements as of September 1, 2003.  The land, which totals $1,002 and is collateral for the related obligation, has been recorded as an asset in the Company’s consolidated balance sheet and the outstanding debt has been recorded as a liability. The Company had recorded a note receivable of $950 from Midwest Investors of Iowa, which was secured by this land.  The note due in October 2014, bears interest at eight percent and is payable in monthly installments, including interest.  As a result of the FIN-46R implementation, and the consolidation of Midwest Investors of Iowa, the note receivable was eliminated.

Additionally, the Company owns a 33 1/3% interest in United Mills, a Minnesota cooperative, from whom it also purchases feed.  The Company has evaluated its equity investment in United Mills and has determined that United Mills is a variable interest entity under FIN-46R.  The Company has concluded that it is the primary beneficiary as defined by FIN-46R and as a result, the Company is required to consolidate United Mills on September 1, 2003.  FIN-46R requires that the Company account for United Mills as if it had been consolidated since the initial investment in 1995.  A total of $1,647 and $1,675 of assets of United Mills recorded in the consolidated balance sheet as of August 31, 2005 and 2004, respectively, serve as collateral for the obligations of the variable interest entity.

The Company’s investment in United Mills was accounted for using the equity method for the year ended August 31, 2003.  Since United Mills is a cooperative, the income and capital reserves are allocated to the member-patrons on the basis of patronage the Company has with the cooperative, which was 50.0% for the year ended August 31, 2003.  United Mills maintains a revolving capital account, funded by its patrons.  The principal source of this capital account is the contribution, on a monthly basis, of $3.00 per ton of feed purchased.  Revolving capital credits may be retired at any time at the discretion of the Board of Directors of United Mills.  United Mills has historically followed a policy of retiring capital credits on a monthly basis at the rate of $3.00 per ton of feed purchased during the corresponding month two years prior.  These payments to and from United Mills are reflected as purchase of and retirement of investment in United Mills, respectively, in the accompanying consolidated statements of cash flows.

United Mills reported the following financial results for fiscal year 2003:

Sales	$8,119
Gross profit	626
Net income	37

FIN-46R encouraged but did not require restatement, accordingly, the Company has accounted for this change with a cumulative effect adjustment as of the beginning of 2004. The non-cash effects of adoption of FIN-46R for purposes of the statement of cash flow for the year ended August 31, 2004 are as follows:

Accounts receivable	$211
Inventories	(472)
Other current assets	144
Property, plant and equipment	(2,105)
Investments	217
Bond issue costs	(4)
Notes receivable	927
Accounts payable	1,035
Other current liabilities	(153)
Long-term debt	149
Minority interest	907

Cumulative cash effect of FIN-46R adoption	$856

3.              Inventories

Inventories consist of:

	2005	2004

Hens and pullets	$9,826	$8,280
Eggs and egg products	191	179
Feed, supplies and other	1,172	712

Total inventories	$11,189	$9,171

4.              Deferred Financing Costs

Deferred financing costs consist of the following at August 31:

	2005	2004

Deferred financing costs	$2,365	$2,080
Less: accumulated amortization	(592)	(700)

Net deferred financing costs	$1,773	$1,380

The amortization periods for these deferred financing costs range from seven to fifteen years.  The amortization expense is as follows:

2006	$220
2007	220
2008	215
2009	188
2010	188
Thereafter	742

$1,773

As discussed in Note 6, the Company obtained new financing with a financial institution during the current year. In conjunction with this refinancing, the Company capitalized financing costs incurred in the amount of $1,469, which has a ten-year life.

5.              Revolving Line of Credit

The Company has established a revolving short-term line of credit with a maximum indebtedness of the lesser of $10,000 or the limit established by the borrowing base computation with a variable interest rate (5.75% at August 31, 2005).  The balance at August 31, 2005 and 2004 was $2,724 and $27, respectively.  The weighted average interest rates for these borrowings were 4.54% and 3.85% for the years ending August 31, 2005 and 2004, respectively, based on average amount outstanding.  The average amount outstanding on the line of credit was $1,481 and $14 with a maximum outstanding month end balance of $5,630 and $27 for the years ending August 31, 2005 and 2004, respectively.  There is a quarterly non-use fee at the rate of one quarter of one percent on the daily average unused amount on the line of credit.  The line of credit may be withdrawn immediately upon matured default as defined in the note agreement.  The date of maturity on the line is through November 30, 2005.

6.              Long-Term Debt and Derivative Instruments

Long-term debt consists of:

	2005	2004
Note payable to a bank; bearing interest at 6.1%; interest paid monthly, principal paid in equal monthly payments of $183 through September 2014; secured By substantially all land, buildings and equipment of the Thompson, IA facility, with a net book value of $52,763.	$19,983	$—

Note payable to a bank; bearing interest at 6.1%; interest paid monthly, principal paid in equal monthly payments of $83 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, IA facility, with a net book value of $52,763.	10,000	—

Note payable to a bank; variable interest rate, currently at 6.1% as of August 31, 2005, paid monthly, principal paid in equal monthly payments of $83 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, IA facility, with a net book value of $52,763.	10,000	—

Corporate bonds, series 2000, bearing variable interest (7.31% at August 31, 2004); Bonds were paid off on September 13, 2004.	—	21,100

Corporate bonds, series 1999, bearing interest at 8.44%; interest payable semiannually, principal payments due in annual installments from 2001 to July 2014 in amounts ranging from $432 to $1,240; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility amounting to a net book value of $7,346.	8,248	8,846

	2005	2004
Corporate bonds, series 2001, bearing interest at 8.75%; interest payable semiannually, principal payments in equal annual installments of $300 from 2002 to January 2011; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility amounting to a net book value of $7,346.	$1,800	$2,100

Private development bonds, variable interest rate from 5.9% and 6.2%; interest payable semiannually, principal payable annually; unsecured; maturing at various times through December 2004.	—	130

Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $327; payable in monthly installments of $5 beginning June 2003 through May 2011.	324	377

Note payable to a company; variable interest rate on two-thirds of note balance (4% at August 31, 2005); with remaining one-third of note balance being non- interest bearing; unsecured; payable in annual installments of $30, plus interest, through January 2010.	150	180

Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $19; payable in monthly installments of $3, maturing July 2006.	27	66

Note payable to a financing company; non-interest bearing; secured by certain equipment with a net book value of $28; payable in monthly installments of $1, maturing January 2005.	—	4

	2005	2004

Note Payable to a bank; variable interest rate; secured by assets of United Mills with lack of resource to the Company; payable in monthly installments of $2; maturing November 2011.	$132	$149

Note payable to a company; bearing interest at 2%, unsecured: payable in annual installments of $10, plus interest, through November 2014.	100	—

Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $632; payable in monthly installments of $4 beginning November 2005 through October 2014.	450	—
	51,214	32,952

Less current maturities	4,668	2,617

Long-term debt, less current maturities	$46,546	$30,335

Aggregate maturities of long-term debt are as follows:

2006	$4,668
2007	5,368
2008	5,428
2009	5,495
2010	5,566
Thereafter	24,689

Total	$51,214

During 2005, the Company secured new financing through a new term loan and a revolving line of credit (see Note 5) through a financial institution. The proceeds obtained through this financing were used to retire the Corporate Bonds, Series 2000 and to fund construction in progress. As such, the Company has entered into new debt agreements that contain certain restrictive covenants.  These covenants along with covenants already in place require that the Company maintain (1) a minimum tangible net worth of not less than $28,800; (2) working capital of no less than $2,000;

(3) a current ratio of not less than 1.25 to 1.00; (4) a leverage ratio of no more than 4.25 to 1.00; and (5) a fixed charge coverage ratio no less than 1.15 to 1.00.  The Company was in compliance with all but (1) and (4) as of August 31, 2005.  The Company’s lenders waived these covenant violations as of August 31, 2005 and have amended the covenants in the debt agreement.

The Company is exposed to interest rate risk on its debt and enters into interest rate collar agreements to manage this risk.  The Company has not elected to treat its interest rate collar derivatives as hedges and thus recognizes the changes in fair value of its derivative instruments currently in earnings in interest expense.  It is the Company’s policy and practice to use derivative financial instruments only to the extent necessary to manage its exposure and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The interest rate collar agreement was originally embedded in the Corporate Bonds, Series 2000, which limited the variability of the interest rate on the bonds to a range of 8.46% to 7.31%, and was determined to be clearly and closely related.  During the current year, the Company entered into a new financing agreement.  A portion of the proceeds from the new financing were used to pay off the Corporate Bonds, Series 2000.  At the time the Corporate Bonds, Series 2000 were retired, the interest rate collar agreement became a separate stand alone agreement.  As of August 31, 2005, the interest rate collar agreement, which terminates on July 10, 2010, has a notional amount of $19,655.  The interest rate collar agreement requires that the Company maintain a collateral account.  The fair value of the interest rate collar agreement is recorded as a reduction of the value of the collateral account in the accompanying consolidated balance sheet.

For the fiscal year ended August 31, 2005, the Company recognized non-cash charges before income taxes of $2,302 from the change in fair value of this derivative financial instrument.

7.              Income Taxes

Income taxes consist of:

	2005	2004	2003

Current tax (benefit) expense	$(378)	$2,690	$—
Deferred tax expense	—	236	—

	$(378)	$2,926	$—

A reconciliation between income taxes at the federal statutory rate and the Company’s income taxes is as follows:

	2005	2004	2003

Federal income taxes at statutory rate	$—	$7,087	$1,201
State income taxes, net of federal taxes and state NOL carryforwards	—	1,361	346
Effect of (utilization) generation of NOL carryforwards	—	(3,220)	(639)
Deduction for retirement of non-qualified per-unit retains	—	(386)	—
Effect of patronage distributions	—	(7,082)	—
Gain on conversation to limited liability company	(380)	7,064	—
Tax basis adjustment for inventory	—	(673)	(341)
Accrued vacation	—	15	(4)
263a adjustment	—	(1)	30
Tax basis adjustment for depreciation	—	(1,239)	(593)
Tax expense of consolidated variable interest entities	2	—	—
	$(378)	$2,926	$—

During the years ended August 31, 2004 and 2003, the Company was subject to federal income tax only on certain nondeductible expenses and any amount of net proceeds not returned to patrons in the form of cash, qualified written notices of allocation or qualified per unit retainage certificates issued within eight and one-half months after the fiscal year end.

Temporary differences giving rise to deferred tax assets relate to alternative minimum income tax credit carryforwards.  These carryforwards were generated during fiscal 1998 and 1997.  These carryforwards were utilized to offset the 2004 regular income tax liability of the Company.

In 2005, MIR filed its final tax return as a cooperative, for the year ended August 31, 2004.  As of August 31, 2004, the Company accrued for the estimated liability related to this final tax return.  The actual liability paid in 2005 related to this final return was $380 less than the accrued liability at August 31, 2004.  This amount was recorded as an income tax benefit in the accompanying 2005 consolidated statement of operations.

8.              Owners’ Equity

 a. Description of members’ equity – Upon conversion to a limited liability company, MIR’s patrons’ equity, including common stock, additional paid-in capital, qualified written notices of allocation, and unallocated capital reserve have been converted into Class A units of the Company.  As of August 31, 2005, Class A units outstanding are 4,582.  No other classes of units have been established as of August 31, 2005.  Each unit holder holding a Class A unit has the right to a pro rata share of the Company’s profits and losses, subject to any preferential rights of any other class of units the Company may issue in the future; receive distributions when declared by the Board of Managers ratable in proportion to units held, subject to any preferential rights of any other class of units the Company may issue in the future and to any applicable lender restrictions; and to vote on matters submitted to a vote of the Company’s members, if the unit holder is also a member.  Membership in the Company is available to any individual, corporation or other entity which acquires a minimum of 2 Class A units and is approved for membership by the Board of Managers.  Each member has one vote for each Class A unit held on matters submitted to the members for approval.  A member may not transfer units without approval by the Board of Managers or without compliance with or waiver of certain conditions and procedures.

Basic earnings per member unit is computed by dividing income available to members by the weighted average number of member units outstanding for the period.  Diluted earnings per member unit is computed based on net income divided by the weighted average number of member units and potential member units.  Member unit equivalents include those related to share-based compensation, convertible notes, and warrants, however, the Company had no such member unit equivalents during the year ended August 31, 2005.  The weighted-average number of member units outstanding for computing basic and diluted earnings per unit was 4,582 during the year ended August 31, 2005.

b.              Description of patrons’ equity – Authorized capital as of August 31, 2004 and 2003 consisted of 50,000 shares of common stock, par value of one cent and 10,000 shares of revolving preferred stock, par value of one cent. As of August 31, 2004 and 2003, common shares issued and outstanding are 4,582. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed based on net income divided by the weighted average number of common and potential common shares. Common share equivalents include those related to stock options, convertible notes, and warrants, however, the Company had no such common share equivalents during the years ended August 31, 2004 and 2003. The weighted average number of common shares outstanding for computing basic and diluted earnings per share was 4,582 during the years ended August 31, 2004 and 2003. No preferred stock was issued or outstanding as of August 31, 2004 and 2003.

c.               Per unit retains – The Company may require investment in its capital in addition to the capital raised through the sale of common and preferred stock.  This investment shall be direct capital investments from a retainage on a per unit basis of the products, principally grain, purchased from its members.  In addition, such retained amounts shall be made on all products delivered, in the same amount per unit and shall at no time become a part of net annual savings available for patronage.

d.              Unallocated capital reserve – The Company’s net operating margin, less any amount distributed or allocated to patrons as written notices of allocations, is included in the unallocated capital reserve.  In accordance with its bylaws, the Company allocates patronage margins to its patrons as determined for income tax purposes.  These allocations may be made in cash, stock or in the form of written notices of allocations in proportions determined by its Board of Directors.

e.   Distributions – The Company’s bylaws provide that, each year, annual savings be distributed to members and patrons on the basis of their patronage with the Company.  The distribution can be made in cash, stock or written notices of allocation or any combination thereof.  The distributions must be made within 8 1/2 months after the end of the fiscal year.  Distributions declared for the year ended August 31, 2004 were $17,500, $10,250 of which will be paid in cash and $7,250 of which will be made in written notices of allocation.

 f. Non-controlling interest - Non-controlling interest represents the non-controlling members’ proportionate share of the equity of AEI, LLC, the minority stockholders’ proportionate share of the equity of United Mills, and the patrons’ equity in Midwest Investors of Iowa, Inc.  At August 31, 2005 and 2004, the Company owned 60% of AEI, LLC’s equity and voting control, which requires that AEI, LLC’s operations be included in the consolidated financial statements of the Company.  At August 31, 2005 and 2004, the Company owned 33 1/3% of United Mills’ equity.  United Mills is accounted for as a variable interest entity in which the Company has been determined to be the primary beneficiary, which requires that United Mills’ operations be included in the consolidated financial statements of the Company.  At August 31, 2005 and 2004, the Company did not own any interest in Midwest Investors of Iowa, Inc.  Midwest Investors of Iowa, Inc. is accounted for as a variable interest entity in which the Company has been determined to be the primary beneficiary, which requires that Midwest Investors of Iowa, Inc.’s operations be included in the consolidated financial statements of the Company.  The 40% equity interest of AEI, LLC, the 66 2/3% interest of United Mills and the 100% interest of Midwest Investors of Iowa, Inc. not owned by the Company are shown as non-controlling interest in the accompanying 2005 and 2004 consolidated financial statements.

9.              Related Party Transactions

The Company has entered into a grain handler agreement with a cooperative which has an ownership interest in the Company.  For the years ended August 31, 2005, 2004 and 2003, the Company has purchased services totaling $33, $104 and $95, respectively, from this cooperative, with accounts payable for these services of $7 and $3 as of August 31, 2005 and 2004, respectively.

For the year ended August 31, 2003, the Company has purchased feed totaling $5,030 from United Mills. These transactions were eliminated through consolidation of the financial statements as of and for the years ended August 31, 2005 and 2004, as a result of the implementation of FIN-46R (see Note 2).

The Company leases land from a commonly managed cooperative and the Company holds a note receivable of $950 and mortgage for that land from the cooperative.  Rent expense for the year ended August 31, 2003 totaled $78.  Interest income for the year ended August 31, 2003 totaled $76.  These transactions were eliminated through consolidation of the financial statements as of and for the years ended August 31, 2005 and 2004 as a result of the implementation of FIN-46R (see Note 2).

The Company had approximately $190 included in accounts receivable at August 31, 2004, for litter sales to related parties with total sales of approximately $42, $234 and $142 for the years ending August 31, 2005, 2004 and 2003, respectively, which are included in other income in the accompanying consolidated statements of operations. There were no such amounts owed to the Company for such sales at August 31, 2005.

10.       Pension Plan

The Company has a defined contribution plan with a 401(k) feature which covers all full-time employees that have six months of eligible service.  Employees are permitted to contribute up to their individual permissible legal limits.  The Company may make, but is not required to make, a matching contribution to the plan of an amount and type determined each year.  The Company may also make, but is not required to make, a discretionary contribution to the plan for a plan year.  Contributions made by the Company to the plan totaled approximately $318, $262 and $208 for the years ended August 31, 2005, 2004 and 2003, respectively.

11.       Commitments and Contingencies

a.               The Company has entered into an agreement with an independent contractor who will care for and raise a portion of the Company’s pullet flocks until they are old enough to be transferred into a layer facility and begin production.  This agreement relates to all pullets associated with the Company’s Renville, Minnesota, pullet flocks.  This agreement had an initial term of five years and expires in 2008.  The independent contractor is paid per acceptable pullet delivered to the layer facility.

b.              The Company leases certain equipment and land under various lease agreements that are classified as operating leases.  Rent expense for all operating leases amounted to approximately $302, $231 and $315 for the years ended August 31, 2005, 2004 and 2003, respectively, with $78 paid to a related party for the year ended August 31, 2003.  At August 31, 2005, future minimum rental commitments under noncancellable operating leases are as follows:

2006	$291
2007	248
2008	208
2009	167
2010	93
Thereafter	95

$1,102

c.               The Company has entered into negotiations for contracts for the construction of three layer houses and an office addition at the Renville site.  At August 31, 2005, the Company had committed to contracts for the layer houses and office addition totaling approximately $7,729 with approximately $1,502 remaining on the projects.

d.              The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

e.               During the year ended August 31, 2004, the Board of Directors of the Company approved a bonus for its president and chief executive officer to be paid in the combined form of cash and approximately $575,000 in restricted units of the LLC.  Any remaining terms and conditions of the grant related to these units other than amount are to be determined by the Board and the president of the Company subsequent to yearend.  The liability for this bonus has been included in accrued compensation in the accompanying financial statements at August 31, 2005 and 2004.

12.       Concentrations of Credit Risk

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

At August 31, 2005, 2004 and 2003, the Company maintained cash balances with financial institutions in excess of the federal deposit insurance limit.

13.       Major Customers

At August 31, 2005, the Company has supply agreements for liquid egg products with four of its major customers, which expire at various times over the next five years.  Sales to these four customers are presented as follows as a percentage of total sales: 31%, 20%, 10% and 33% for the year ending August 31, 2005, 24%, 24%, 14% and 30% for the year ending August 31, 2004, and 34%, 26%, 11% and 11% for the year ending August 31, 2003.  The Company had balances due from these customers of $933, $989, $572 and $1,424 at August 31, 2005, and $876, $1,363, $845 and $1,614 at August 31, 2004.

The fourth customer discussed above has operations in Canada.  Sales to the non-U.S. subsidiary of this customer represented 6%, 8%, and 9% of total sales for the years ending August 31, 2005, 2004 and 2003, respectively.  The Company had balances due from these non-U.S. sales of $181 and $529 at August 31, 2005 and 2004, respectively.

14.       Quarterly Financial Data

Quarterly financial data is as follows:

				Earnings
				Per Share
		Operating	Net	or Unit
	Net	Income	Income	(Basic and	Outstanding
	Sales	(Loss)	(Loss)	Diluted)	Shares/Units
Fiscal year 2005 quarter ended:
November 30, 2004	$17,295	$2,720	$1,350	$0.29	4,582
February 28, 2005	15,042	1,499	684	0.15	4,582
May 31, 2005	15,678	(202)	(678)	(0.15)	4,582
August 31, 2005	15,181	(616)	(3,315)	(0.72)	4,582

	$63,196	$3,401	$(1,959)	$(0.43)

Fiscal year 2004 quarter ended:
November 30, 2003	$20,471	$7,708	$7,049	$1.54	4,582
February 29, 2004	20,425	7,549	6,921	1.51	4,582
May 31, 2004	21,344	6,209	5,539	1.21	4,582
August 31, 2004	21,303	1,635	(1,531)	(0.35)	4,582

	$83,543	$23,101	$17,978	$3.91

Fiscal year 2003 quarter ended:
November 30, 2002	$12,152	$(31)	$(771)	$(0.17)	4,582
February 28, 2003	11,798	737	(47)	(0.01)	4,582
May 31, 2003	13,015	1,831	1,066	0.23	4,582
August 31, 2003	16,087	4,007	3,285	0.72	4,582

	$53,052	$6,544	$3,533	$0.77

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

The names, addresses, ages and terms of the initial managers of the Company are as follows:

Name and Address	Age	Position	Term Expires

Chris Edgington 4440 Dogwood Avenue St. Ansgar, Iowa 50472	43	Manager, Chairman	2008

Marvin Breitkreutz 74268 250th Street Renville, Minnesota 56284	62	Manager, Vice Chairman	2008

Mark Chan P.O. Box 178 Renville, Minnesota 56284	46	Manager, Secretary/Treasurer	2008

Rodney Hebrink 9811 Endicott Ave. NW Maple Lake, MN 55358	48	Manager	2007

Paul Wilson 4557 290th Ave. Clarkfield, MN 56223	50	Manager	2007

Randy Tauer 22257 Skyview Avenue Morgan, Minnesota 56266	43	Manager	2006

Brad Petersburg 563 390th Street Hanlontown, Iowa 50444	49	Manager	2006

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

Rodney Hebrink.    Mr. Hebrink was elected to the board for the first time and is a Senior Vice President of AgStar Financial Services, ACA, a position he has held since 1995.   He served as Vice President and Chief Financial Officer of AgStar Financial Services, ACA from 1986 through 1995.  Previously, he was Assistant Vice President in the Agribusiness Division of Norwest Bank and at St. Paul Bank of Cooperatives.  Mr. Hebrink has broad managerial skills in leadership and executing business plans.

Paul Wilson.    Mr. Wilson was elected to the board for the first time and is Vice President/Loan Officer of the F & M State Bank in Clarkfield, Minnesota.  A fifth generation farmer, he has ownership in a turkey operation.  He serves on the boards of the Economic Development Association, the Upper Minnesota Valley business Development association, is President of the Lions Club, the Lutheran Church and is a member of the development board for the Clarkfield Charter School.

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

  Brad Petersburg.    Mr. Petersburg previously served as a director of the cooperative from February 2000 through the date of the Cooperative’s conversion.  He is serves as a Manager.  He has been active in many farmer-owned organizations and is a member and past county board director for the Iowa Farm Bureau, director of Ag Ventures Alliance, director and past president of Exol ethanol cooperative, director of Midwest Grain Processors Cooperative and chairman of U.S. Ag Producers Alliance. He has owned and managed his farm since 1979, raising corn and soybeans.

Committees of the Board of Managers of the Company

The Board of Managers of the Company has appointed a compensation committee, an audit committee, a nomination committee and a strategic alternatives committee.

The compensation committee makes recommendations to the Board of Managers of the Company regarding compensation plans, approving transactions of certain officers and granting units or options for the purchase of units.  Messrs. Breitkreutz, Hebrink and Petersburg serve as members of the compensation committee.

The audit committee makes recommendations to the Board of Managers of the LLC regarding the selection of independent auditors, reviews the scope of audit and other services by the independent auditors, reviews the accounting principles and auditing practices and procedures to be used for the LLC’s financial statements and reviews the results of those audits. Messrs. Wilson, Chan and Tauer serve as the members of the audit committee.

The nomination committee recommends nominees for election to the Board of Managers of the Company. Messrs. Wilson, Tauer and Chan serve as the members of the nomination committee.

The strategic alternatives committee reviews potential strategic alternatives for the Company to pursue with regard to significant business transactions such as potential outside equity investments, and makes recommendations to the Board of Managers of the Company regarding strategic alternatives. Messrs. Breitkreutz, Hebrink and Petersburg serve as the members of the strategic alternatives committee.

Compensation of Managers

The Company provides its managers with a monthly payment of $1,000 and a per diem payment of $350 for any day on which a manager undertakes activities on the Company’s behalf, including board meetings and other functions of the Company.  In addition, the various officers of the Board of Managers receive additional cash compensation in the amount of $500 per month for the Chair, $200 per month for the Vice Chair, $300 per month for the Secretary/Treasurer and $200 per month for each committee chair.  The Company all provides cash compensation for its managers in the amount of $50 per hour for any travel time expended by the managers in connection with the Company’s activities.  Each member of the Board of Managers is also to receive an annual grant of 2,000 units in the Company; those units may not be transferred by the recipient before the third anniversary of the grant.  The Company will also reimburse its managers for out-of-pocket expenses incurred on behalf of the Company.

Executive Officers

The table below sets forth information concerning the executive officers of the Company during the fiscal year ended August 31, 2005.  Subsequent to the end of that fiscal year, both Mr. Heying and Ms. Staley retired.  The Company has not yet appointed any executives to serve as Vice President/Chief Operations Officer or Vice President/Chief Administrative Officer, respectively.

Name	Age	Position
Dana Persson	48	President/Chief Executive Officer
Terrance Heying	64	Vice President/Chief Operations Officer
Doug Leifermann	50	Vice President/Chief Financial Officer
Marie Staley	49	Vice President/Chief Administrative Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid by the cooperative in the years indicated to its President and Chief Executive Officer and the three other individuals who were serving as executive officers of the Company at the end of its fiscal year 2005.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)		Other Annual Compensation(2)	All Other Compensation(3)
Dana Persson,	2005	$260,125	$65,000		$17,257	$11,520
President/Chief Executive	2004	192,807	960,506	(4)	15,570	11,568
Officer	2003	191,474	106,032		15,570	11,488

Terrance Heying,	2005	166,831	40,000		16,200	8,880
Vice President/Chief	2004	142,888	529,669		14,604	8,573
Operations Officer	2003	136,894	66,686		14,604	7,800

Doug Leifermann,	2005	160,000	40,000		9,279	7,200
Vice President/Chief	2004	103,077	529,669		7,778	6185
Financial Officer	2003	100,000	66,686		7,778	6,000

Marie Staley,	2005	117,835	40,000		345	6,282
Vice President of	2004	80,200	527,231		115	4,812
Shareholder Relations	2003	80,400	64,506		115	4,800

(1)                                  2005 bonuses are to be issued as 50% cash and 50% units in the Company.

(2)                                  Includes medical insurance contributions for:  Mr. Persson, Mr. Heying and Mr. Leifermann. Also includes the following personal vehicle usage: for Mr. Persson, $7,770 annually; and for Mr. Heying, $6,840 annually.

(3)                                  Consists of matching contributions made by the cooperative to its 401(k) plan.

(4)                                  Of the bonus amount granted to Mr. Persson with respect to the fiscal year ended August 31, 2004, a total of $ 385,614 was paid to Mr. Persson in cash.  The remaining portion of this bonus amount will be paid to Mr. Persson through the grant of restricted units in the Company.  The Board of Directors is taking steps to establish the precise terms and conditions of that grant of restricted units and are expected to make the grant effective in the near future.

Employment Agreements

The Company is party to “employment, non-competition and severance agreements with its President/Chief Executive Officer, Dana Persson, and its Vice President/Chief Financial Officer, Doug Leifermann. The agreements’ provide for employment of the two executives for an initial period ending August 31, 2007.  Each agreement will continue to renew automatically for successive one-year periods unless notice is given by either party not less than 60 days before the end of the then current employment term.

Under the agreements, the Company is to pay Mr. Persson an annual base salary of $260,000 and Mr. Leifermann an annual base salary of $160,000.  Mr. Persson and Mr. Leifermann are each to receive an annual bonus based on the Company’s return on equity for each fiscal year, capped at two times the executive’s annual base salary, but subject to the discretion of the Company’s Board to “lift” such cap in its discretion.  Each executive is also eligible for a “discretionary individual performance bonus”, based on annual goals.   Any bonuses based on the Company’s return on equity or individual performance will be paid 50% in cash and 50% through the grant of units in the Company, based on a unit value equal to the higher of the Company’s per unit book value or market value.  Any units in the Company granted as part of such bonuses are subject to forfeiture by the executive in the event of termination for cause or termination of employment at the election of the executive.  However, 1/3 of the units contained in each such bonus will cease to be subject to forfeiture on each of the first three anniversaries of the date of the grant of such units as part of a bonus.  Each executive is also eligible for an “equity capital markets transaction bonus”.  Such a bonus would accrue to the executives if the Company completes one or more transactions in which equity interests in the Company or a subsidiary are offered through the equity capital markets to investors.  Mr. Persson would receive a bonus equal to 1.5% of the “Members Gain on Equity” arising from any such equity capital markets transaction and Mr. Leifermann would receive a bonus equal to 0.5% of the “Member’s Gain on Equity”.  For purposes of the contracts, “Member’s Gain on Equity” would be calculated by comparing the new equity value of the Company following any such transaction to the book value of the Company prior to any such transaction.  Similarly, if more than 20% of the fixed or operating assets of the Company are sold which would represent a proportional capital gain on members’ equity allocated to those assets on a pro rata basis, or if a change in control occurs resulting in a capital gain on members’ equity, then the Company shall pay Mr. Persson and Mr. Leifermann a “liquidation” bonus of 1.5% and 0.5% of the “Member’s Gain on Equity”.  Any such equity capital markets transaction bonus or liquidation bonus would be paid to Mr. Persson and Mr. Leifermann, respectively, in the same form or forms of payment as are received by other unitholders of the Company in the transaction or liquidation giving rise to payment of the bonuses.  In addition, Mr. Persson and Mr. Leifermann are entitled to receive matching 401(k) plan contributions of up to 6% of each executive’s base salary, the use of a vehicle and other fringe benefits under the Company’s group benefit plans.

The agreements may be terminated prior to the end of the initial term or any renewal term due to death or disability, a change in control of the business, mutual agreement of the parties or otherwise upon the election of either party. If Mr. Persson’s employment is terminated by the Company for any reason other than death of permanent disability, Mr. Persson is entitled to receive payments in an amount equal to his base salary at normal salary payment intervals for a period of 24 months following termination (or for so long as the non-competition provision described below remains in effect) and group benefits for the applicable period. Mr. Leifermann’s agreement contains similar provisions, except that the severance benefits provided to Mr. Leifermann shall extend for a period of 12 months, rather than 24 months.

The agreements provide that, for a period of 24 months after termination of Mr. Persson’s employment and 12 months after termination of Mr. Leifermann’s employment, Mr. Persson and Mr. Leifermann, respectively, may not participate through management or control or be employed by any business or enterprise which is engaged in any business activity similar to that of the Company that competes with the Company for the Company’s egg product markets or sources of egg supplies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table furnishes information, as of November 28, 2005, regarding beneficial ownership of the Company’s Class A units by each person known by us to beneficially own more than 5% of the Company’s issued and outstanding units, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers as a group.

	Beneficial Ownership of Class A Units
Name	Number	Percentage

Coop Country Farmers Elevator	556,993	12.2%
Marvin Breitkreutz(1)	25,168	0.5
Mark Chan(2)	15,278	0.3
Chris Edgington	11,832	0.3
Rodney Hebrink	7,432	0.2
Brad Petersburg	77,296	1.7
Randy Tauer	27,788	0.6
Paul Wilson	2,288	—
Dana Persson	15,296	0.3
Terrance Heying	—	—
Doug Leifermann	8,788	0.2
Marie Staley	2,000	—
All directors/managers and executive officers as a group	193,616	4.2

(1)	Includes Class A units held by Mr. Breitkreutz’s wife. Also includes 18,304 Class A units held jointly by Mr. Breitkreutz and his spouse.

(2)	Includes 13,728 Class A units held by MC&S Inc., a corporation owned by Mr. Chan and his family.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Coop Country Farmers Elevator

Coop Country Farmers Elevator, a member holding a significant amount of the Company’s units, provides various services and litter removal to the Company. Service expense for the year ended August 31, 2005 totaled approximately $14,000.    The Company also leases office space from Coop Country, under a lease terminable by either party upon 90 days notice. Rent expense for the year ended August 31, 2005 totaled approximately $18,800.

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed (in thousands) to the Company for fiscal years ended August 31, 2005 and 2004 by Moore Stephens Frost, the Company’s principal accounting firm.

	Fiscal Year Ended
	2005	2004

Audit Fees	$68	$48
Audit-Related Fees (a)	5	8
Tax Fees (b)	32	37
All Other Fees	52	80
Total Fees (c)	$157	$173

(a)   Primarily travel, telephone and administrative expenses.

(b)   Primarily tax advisory and preparation services.

(c)   The Audit Committee and/or Board of Managers have approved all fees.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following are filed as part of this report:

1.   Financial Statements

Independent Auditor’s Report

Consolidated Balance Sheets as of August 31, 2005 and 2004

Consolidated Statements of Operations for the years ended August 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Owners’ Equity for the years ended August 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.   Exhibits

Number	Description
2.1	Amended and Restated Agreement and Plan of Merger between Midwest Investors of Renville, Inc. and Golden Oval Eggs, LLC *

3.1	Certificate of Formation of Golden Oval Eggs, LLC*

3.2	Amended and Restated Limited Liability Company Agreement of Golden Oval Eggs, LLC*

10.1	Management Compensation Agreement: Employment, Non-Competition and Severance Agreement between Dana Persson and Golden Oval Eggs, LLC.

10.2	Litter Handling Agreement between Farmers Cooperative Company and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.3	Litter Handling Agreement between Co-op Country Farmers Elevator and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.4	Independent Contractor Agreement for Pullet Production among Pullet Connection, Inc., Barbara Frank and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.5	Joint Venture Agreement between Midwest Investors of Iowa, Cooperative and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.6	Land Lease Agreement Between Midwest Investors of Iowa, Cooperative and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc.*

10.7	Management Compensation Agreement: Employment, Non-Competition and Severance Agreement between Doug Leifermann and Golden Oval Eggs, LLC.

23.1	Consent of Moore Stephens Frost

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Reporting and Compliance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Incorporated by reference from Company’s Form S-4 dated August 11, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson

Dana Persson,
PRINCIPAL EXECUTIVE OFFICER

Dated: November 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana Persson	President/Chief Executive Officer
Dana Persson	(Principal Executive Officer)	November 28, 2005

/s/Doug Leifermann	Vice President/Chief Financial Officer
Doug Leifermann	(Principal Financial and Accounting Officer)	November 28, 2005

/s/Marvin Breitkreutz	Manager, Chairman	November 28, 2005
Marvin Mreitkreutz	Man

/s/Mark Chan	Manager, Secretary/Treasurer	November 28, 2005
Mark Chan

/s/Chris Edgington	Manager, Vice Chairman	November 28, 2005
Chris Edgington

/s/Thomas Jacobs	Manager	November 28, 2005
Thomas Jacobs

/s/Brad Petersburg	Manager	November 28, 2005
Brad Petersburg

/s/Randy Tauer	Manager	November 28, 2005
Randy Tauer

/s/Jeff Woodley	Manager	November 28, 2005
Jeff Woodley