Form 10-Q
period 2005-11-30
GOLDEN OVAL EGGS LLC
filed 2006-01-17
CIK 1271285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30. 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-51096

Golden Oval Eggs, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	20-0422519
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

340 Dupont Avenue N.E.
Renville, MN	56284
(Address of principal executive offices)	(Zip code)

Telephone: (320) 329-8182

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 13, 2006, there were 4,688,965 units issued and outstanding.

ii

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets

November 30, 2005 and August 31, 2005

(In Thousands)

	(Unaudited) November 30, 2005	(Audited) August 31, 2005
Assets
Current assets
Cash and cash equivalents	$540	$690
Accounts receivable	6,259	4,809
Inventories	11,077	11,189
Restricted cash	1,253	917
Other current assets	321	387
Total current assets	19,450	17,992
Property, plant and equipment
Land and land improvements	11,165	11,163
Buildings	37,584	34,782
Equipment	57,594	54,819
Construction in progress	1,828	6,502
	108,171	107,266
Accumulated depreciation	(39,448)	(37,652)
Total property, plant and equipment, net	68,723	69,614
Other assets
Investments	1,505	1,529
Deferred financing costs, net	1,718	1,773
Note receivable	37	37
Total other assets	3,260	3,339
Total assets	$91,433	$90,945

	(Unaudited) November 30, 2005	(Audited) August 31, 2005
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$2,748	$2,724
Accounts payable	2,480	2,830
Accrued interest	545	333
Accrued compensation	1,150	1,449
Other current liabilities	816	1,519
Current maturities of long-term debt	5,168	4,668
Total current liabilities	12,907	13,523

Long-term debt, less current maturities	45,426	46,546

Members’ equity
Members’ equity	32,123	29,891
Non-controlling interest in consolidated entities	977	985
Total members’ equity	33,100	30,876
Total liabilities and members’ equity	$91,433	$90,945

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Operations

For the Three Month Periods Ended November 30, 2005 and 2004

(In Thousands, except per unit data)

(Unaudited)

	November 30, 2005	November 30, 2004
Net sales	$19,033	$17,295
Cost of goods sold	15,183	12,962
Gross profit	3,850	4,333
Operating expenses	2,116	1,613
Income from operations	1,734	2,720
Other income (expense)
Interest expense	(507)	(1,471)
Non-controlling interest in income in consolidated entities	5	(23)
Other income	351	124
Total other expense	(151)	(1,370)
Net income	$1,583	$1,350
Weighted average members’ units outstanding	4,689	4,582
Net income per member’s unit	$0.34	$0.29
Distributions per member’s unit	$—	$—

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Cash Flows

For the Three Month Periods Ended November 30, 2005 and 2004

(In Thousands)

(Unaudited)

	November 30, 2005	November 30, 2004
Cash flows from operating activities
Net income	$1,583	$1,350
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,828	1,411
Amortization	55	60
(Gain) loss on disposals of property, plant and equipment	(1)	—
Loss on retirement of bonds	—	848
Non-controlling interest in income of consolidated entities, net of distributions	(8)	56
Changes in operating assets and liabilities
Accounts receivable	(1,450)	1,114
Inventories	112	(804)
Other current assets	66	471
Accounts payable	(350)	(1,586)
Accruals and other current liabilities	(141)	(790)
Net cash provided by operating activities	1,694	2,130
Cash flows from investing activities
Purchases of property, plant and equipment	(945)	(6,586)
Proceeds from sale of property, plant and equipment	9	1
Retirement of investment in other coops	24	54
Net cash used by investing activities	(912)	(6,531)
Cash flows from financing activities
Net increase (decrease) in revolving line of credit	24	(27)
Proceeds from issuance of long-term debt	—	32,000
Payments of long-term debt	(620)	(21,656)
Payment of deferred financing costs	—	(1,469)
Decrease (increase) in restricted cash	(336)	1,331
Distributions to patrons	—	(10,263)
Net cash used by financing activities	(932)	(84)
Net decrease in cash and cash equivalents	(150)	(4,485)
Cash and cash equivalents - beginning of period	690	7,642
Cash and cash equivalents - end of period	$540	$3,157

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $56 and $214 during 2005 and 2004, respectively	$1,035	$618
Supplementary disclosures of non-cash transactions
Stock issued as officer compensation	$649	$—

GOLDEN OVAL EGGS, LLC

Selected Information – Substantially all Disclosures Required by

Accounting Principles Generally Accepted in the United States of America are not Included

November 30, 2005 and August 31, 2005

(In Thousands)

1.          Effective September 1, 2004, Golden Oval Eggs, LLC (the “Company”) was organized as a Delaware limited liability company as a result of a reorganization of Midwest Investors of Renville, Inc. (the “Cooperative”).  The Cooperative was incorporated as a cooperative under the laws of the state of Minnesota in March 1994.  The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.  The accompanying consolidated financial statements for all periods presented are those of the Company.

2.             In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position of the Company as of November 30, 2005 and August 31, 2005 and the results of its operations for the three month periods ended November 30, 2005 and 2004.

3.             The results of operations for the three month periods ended November 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year.

4.             Pullet and layer hen inventories are stated at the cost of production, which includes the costs of the chicks, feed, overhead and labor.  Layer hen flock costs are capitalized to the point at which the pullet goes into production and are amortized over the productive lives of the flocks, generally 18 to 24 months.  Feed, supplies and liquid egg inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories consisted of the following:

	(Unaudited) November 30, 2005	(Audited) August 31, 2005
Hens and pullets	$9,888	$9,826
Eggs and egg products	158	191
Feed, supplies and other	1,031	1,172
Total inventories	$11,077	$11,189

5.          On September 13, 2004, the Company entered into a new financing agreement. The new agreement includes a $55,000 line of credit, of which $10,000 is a revolving line of credit and the remaining $45,000 is term debt. Effective November 30, 2005, the Company and its’ lender signed the First Amendment to the above credit agreement.  The effect of this amendment was to extend the termination date of the revolving line of credit to November 30, 2006 and to change certain restrictive covenants.  As of November 30, 2005 the Company was in compliance with all covenants in the agreement.

6.             On September 1, 2005, 107,203 units, with a fair value of $649, were issued as payment for officer bonuses earned during fiscal 2004 and 2005 per management employment contracts.  These bonuses were previously accrued for at the time they were earned.

7.             The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD & A) should be read in conjunction with the MD & A included in the Company’s Form 10-K for the year ended August 31, 2005.

Forward-Looking Statements

This report contains forward-looking statements based upon assumptions by the management of the Company as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. When used in this report, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements. If management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in the “Risk Factors” section of the Company’s Form 10-K for the year ended August 31, 2005.  Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements in this report to reflect future events or developments.

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

The Company expects its production to reach 220 million pounds in fiscal 2006 and to reach 225 million pounds annually upon completion of the second phase of the Thompson facility.  The second phase, currently under construction, is expected to be complete by February 2006.

The Company’s operating income or loss is materially affected by wholesale liquid egg prices, which can fluctuate widely and are outside of the Company’s control.  Liquid eggs are a commodity product and prices fluctuate in response to supply/demand factors.  In an effort to mitigate that volatility, the Company sells approximately 60% of its products under contract at non-market prices.  Depending upon market circumstances, the prices generated by the Company’s non-market volume tend to be less or more than what the prevailing open market prices would generate.

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

Results of Operations

Net Sales.   Net sales for the first quarter of fiscal 2006 were $19.0 million, an increase of $1.7 million, or 10.0%, as compared to net sales of $17.3 million for the first quarter of fiscal 2005.  Although the volume of total eggs sold increased during the first fiscal 2006 quarter as compared to the first fiscal 2005 quarter, the price per pound decreased.  Pounds sold for first quarter 2006 were 51.6 million, an increase of 8.2 million pounds, or 18.9%, as compared to first quarter 2005.  The increase in production was the result of five new layer barns that were added at the Thompson facility since the first quarter of fiscal 2005.  The Company’s average selling price per pound for the first quarter of fiscal 2006 was $.342, compared to $.368 for the first quarter of fiscal 2005, a decrease of $.026 per pound, or 7.1%.  The Company’s average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks.  The decrease in the average selling price is still a reflection of an oversupply of eggs.   The supply of eggs and the demand for them are starting to get more in line and liquid egg prices are getting closer to reflecting 10-year averages.

Cost of goods sold.  Cost of goods sold for the first quarter of fiscal 2006 was $15.2 million, an increase of $2.2 million, or 17.1%, as compared to the first quarter of fiscal 2005.  With the addition of the five new barns, feed usage increased 23.7 million pounds during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  The 24% increase in feed usage mirrored the increase in layers housed in the new barns.  Despite the increased feed usage, total feed costs increased only $.2 million during the first quarter of fiscal 2006 versus fiscal 2005 as the cost per pound of feed dropped 16.4%.  This lower feed cost was the result of lower corn and soybean meal prices.  Based on the recent crop results, the Company should continue to experience these lower feed costs for the next few months.  Shell eggs purchased from third parties to be broken at our processing facilities increased $.4 million to $1.1 million in the first quarter of fiscal 2006, as compared to $.7 million during the first quarter of fiscal 2005. This increase was the result of higher market prices for these eggs.  The rest of the increase in cost of goods sold was the result of increased husbandry, processing and transportation costs associated with the additional 5 new layer barns.

Operating expenses. Operating expenses for the first quarter of fiscal 2006 were $2.1 million, an increase of $.5 million, or 31.2%, as compared to the first quarter of fiscal 2005.  Administration salaries and fringe benefits increased $.2 million while professional fees ran $.3 million higher due to increased costs associated with public reporting.

Total other expense.  Total other expense for the first quarter of fiscal 2006 was $.2 million, a decrease of $1.2 million, or 89.0%, as compared to the first quarter of fiscal 2005.  In September 2004, the Company entered into a new financing arrangement with CoBank.  As part of this arrangement, the Company paid off the balance of the 2000 bonds.  Due to the extinguishment of this debt, the Company wrote off the value of the bond issue costs associated with those bonds and recorded it as interest expense.  The net book value of those costs was $.8 million. Interest costs increased $.1 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  This increase was the result of the increase in long-term debt.  The Company is exposed to interest rate risk on its debt and enters into interest rate collar agreements to manage this risk.  The Company has not elected to treat its interest rate collar derivatives as hedges and thus recognizes the changes in fair value of the derivative instruments as interest expense.  During the first quarter of fiscal 2006, the Company recognized $.5 of income associated with the change in fair value of these instruments.

Net Income.    As a result of the above, net income for the first quarter ended November 30, 2005 was $1.6 million, or $.34 per unit, compared to net income of $1.4 million, or $.29 per unit for the quarter ended November 30, 2004.  As a percent of net sales, net income was 8.3% for the quarter ended November 30, 2005, compared to net income of 7.8% for the quarter ended November 30, 2004.

Liquidity and Capital Resources

The Company’s working capital at November 30, 2005 was $6.5 million, compared to $4.5 million at August 31, 2005.    The Company’s current ratio was 1.5 at November 30, 2005, compared to 1.3 at August 31, 2005. On September 13, 2004, the Company entered into a new financing agreement with CoBank.  The new agreement gave the Company a $55 million line of credit of which $10 million is a revolving line of credit and the remaining $45 million is term debt. The revolving line of credit, which protects the Company from seasonal cash fluctuations, terminates on November 30, 2006.  $42 million of the $45 million of term debt has been drawn as of November 30, 2005.  The final $3 million will be drawn in January of 2006.  The Company expects that cash flow from operations and proceeds from its existing credit lines will be sufficient to fund operations, to provide adequate capital expenditures for the current expansion, and to make distributions to its members for at least the next 12 months. The Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

The Company’s long-term debt at November 30, 2005, including current maturities, was $50.6 million, compared to $51.2 million at August 31, 2005. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of its loan agreements to maintain (1) a minimum tangible net worth of not less than $26.5 million plus 40% of earnings; (2) a minimum current ratio of not less than 1.25 to 1.0; (3) working capital of not less than $2.0 million; (4) a leverage ratio of less than 6.5 to 1.0; and (5) a fixed charge coverage ratio no less than 1.15 to 1.  In addition, these provisions restrict the Company’s ability to make distributions, create liens, incur indebtedness and sell assets and properties. As of November 30, 2005, the Company was in compliance with these covenants.

Net cash flow from operations was $1.7 million for the first quarter of fiscal 2006.   $.9 million was used for the purchase of property, plant and equipment, $.6 was used to retire long-term debt and $.3 was transferred to restricted cash. The restricted cash account will later be used to retire long-term debt.  The net effect of this activity was a reduction in cash of $.2 million since August 31, 2005.

Management believes that non-cash working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of non-cash working capital in the next 12 months.

Critical Accounting Policies

The accompanying discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and the best estimates and judgments may require adjustment.  For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended August 31, 2005.  There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended August 31, 2005.

Impact of Recently Issued Accounting Pronouncements

 Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended August 31, 2005 for a discussion of the impact of recently issued accounting pronouncements.  There were no accounting pronouncements issued during the quarter ended November 30, 2005 that we expect will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

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

Changes in Internal Controls

There were no changes in the Company’s internal control during the Company’s fiscal first quarter ended November 30, 2005 that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 30, 2005, the Company made and entered into the First Amendment to the Credit Agreement with its lenders.  The Credit Agreement, signed on September 13, 2004, gave the Company a $55 million line of credit of which $10 million is a revolving line of credit and the remaining $45 million is term debt. A copy of the amendment is attached as Exhibit 10.1to this report.

Item 6. Exhibits

10.1

First Amendment to Credit Agreement dated as of November 30, 2005 by and between Golden Oval Eggs, LLC, Midwest Investors of Iowa, Cooperative, CoBank, ACB, and Metropolitan Life Insurance Company, et al.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson

Dana Persson, President, Chief Executive Officer
(Principal Executive Officer)

Dated: January 16, 2006

By:	/s/ Doug Leifermann

Doug Leifermann, Vice President/Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: January 16, 2006