Form 10-Q
period 2006-02-28
GOLDEN OVAL EGGS LLC
filed 2006-04-13
CIK 1271285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2006;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the transition period from TO .

Golden Oval Eggs, LLC

(Exact name of registrant as specified in its charter)

Delaware	20-0422519
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1800 Park Avenue East

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of April 14, 2006, there were 4,702,677 of the Company’s Class A units issued and outstanding.

TABLE OF CONTENTS

Golden Oval Eggs, LLC

Form 10-Q

For The Quarter Ended February 28, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets

February 28, 2006 and August 31, 2005

(In Thousands)

(Unaudited)

	February 28, 2006	August 31, 2005
Assets
Current assets
Cash and cash equivalents	$1,130	$690
Accounts receivable	5,485	4,809
Inventories	11,638	11,189
Restricted cash	1,243	917
Other current assets	291	387
Total current assets	19,787	17,992

Property, plant and equipment

Land and land improvements	11,309	11,163
Buildings	38,807	34,782
Equipment	58,961	54,819
Construction in progress	20	6,502
	109,097	107,266
Accumulated depreciation	(41,245)	(37,652)
Total property, plant and equipment, net	67,852	69,614

Other assets
Investments	1,491	1,529
Deferred financing cost, net	1,664	1,773
Note receivable	77	37
Total other assets	3,232	3,339
Total assets	$90,871	$90,945

See accompanying notes to consolidated financial statements

	February 28, 2006	August 31, 2005
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$74	$2,724
Accounts payable	1,963	2,830
Accrued interest	305	333
Accrued compensation	862	1,449
Other current liabilities	1,387	1,519
Current maturities of long-term debt	5,634	4,668
Total current liabilities	10,225	13,523

Long-term debt, less current maturities	46,987	46,546

Members’ equity
Members’ equity	32,668	29,891
Non-controlling interest in consolidated entities	991	985
Total members’ equity	33,659	30,876
Total liabilities and members’ equity	$90,871	$90,945

See accompanying notes to consolidated financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Operations

For the Periods Ended February 28, 2006 and 2005

(In Thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
Net sales	$19,082	$15,042	$38,115	$32,337

Cost of goods sold	15,812	11,835	30,995	24,797

Gross profit	3,270	3,207	7,120	7,540

Operating expenses	2,118	1,708	4,234	3,321

Income from operations	1,152	1,499	2,886	4,219

Other income (expense)
Interest expense	(717)	(828)	(1,224)	(2,299)
Non-controlling interest in income of consolidated entities	(26)	(95)	(21)	(118)
Other income	136	108	487	232
Total other expense	(607)	(815)	(758)	(2,185)

Net income	$545	$684	$2,128	$2,034

Weighted average Class A units outstanding	4,689	4,582	4,689	4,582

Net income per Class A unit, basic and diluted	$0.12	$0.15	$0.45	$0.44

Distributions per unit	$—	$—	$—	$—

See accompanying notes to consolidated financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Cash Flows

For the Periods Ended February 28, 2006 and 2005

(In Thousands)

(Unaudited)

	Six Months Ended
	February 28,	February 28,
	2006	2005
Cash flows from operating activities
Net income	$2,128	$2,034
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,704	2,817
Amortization	109	117
(Gain) on sale of property, plant & equipment	(9)	—
Loss on retirement of bonds	—	848
Non-controlling interest in income of consolidated entities, net of distributions	6	110
Changes in operating assets and liabilities
Accounts receivable	(676)	1901
Inventories	(449)	(920)
Other current assets	96	535
Accounts payable	(867)	(1,341)
Accruals and other current liabilities	(98)	(2,884)
Net cash provided by operating activities	3,944	3,217

Cash flows from investing activities
Purchases of property, plant and equipment	(1,955)	(12,277)
Proceeds from sale of property, plant and equipment	22	1
Advances of notes receivable	(40)	(14)
Retirement of investment in other cooperatives	38	123
Net cash used by investing activities	(1,935)	(12,167)

Cash flows from financing activities
Net increase (decrease) in revolving line of credit	(2,650)	1,973
Proceeds from issuance of long-term debt	3,000	32,550
Payments of long-term debt	(1,593)	(22,235)
Payments of deferred financing costs	—	(1,469)
Decrease (increase) in restricted cash	(326)	1,585
Distributions to patrons	—	(10,263)
Net cash provided (used) by financing activities	(1,569)	2,141
Net increase (decrease) in cash and cash equivalents	440	(6,809)
Cash and cash equivalents - beginning of period	690	7,642
Cash and cash equivalents - end of period	$1,130	$833

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $186 and $396 during 2006 and 2005, respectively	$1,994	1,504
Supplementary disclosures of non-cash transactions
Stock issued as officer compensation	$649	—

See accompanying notes to consolidated financial statements

GOLDEN OVAL EGGS, LLC

Notes to Condensed Consolidated Financial Statements

February 28, 2006 and August 31, 2005

(In Thousands)

1. Organization  Effective September 1, 2004, Golden Oval Eggs, LLC (the “Company”) was organized as a Delaware limited liability company as a result of a reorganization of Midwest Investors of Renville, Inc. (the “Cooperative”). The Cooperative was incorporated as a cooperative under the laws of the state of Minnesota in March 1994. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative. The accompanying consolidated financial statements for all periods presented are those of the Company.

2. Basis of Presentation  The accompanying consolidated financial statements at February 28, 2006 and August 31, 2005 and for the three-month and six-month periods ended February 28, 2006 and 2005 of Golden Oval Eggs, LLC (the “Company”) are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Form 10-K.

3. The results of operations for the periods ended February 28, 2006 and 2005 are not necessarily indicative of the results expected for the full year.

4. Inventories  Pullet and layer hen inventories are stated at the cost of production, which includes the costs of the chicks, feed, overhead and labor. Layer hen flock costs are capitalized to the point at which the pullet goes into production and are amortized over the productive lives of the flocks, generally 18 to 24 months. Feed, supplies and liquid egg inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

	(Unaudited) February 28, 2006	(Audited) August 31, 2005
Hens and pullets	$9,752	$9,826
Eggs and egg products	249	191
Feed, supplies and other	1,637	1,172
Total inventories	$11,638	$11,189

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” which amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard is effective for the Company’s fiscal year beginning September 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.

5. Financing Agreement  On September 13, 2004, the Company entered into a new financing agreement. The new agreement includes a $55,000 line of credit, of which $10,000 is a revolving line of credit and the remaining $45,000 is term debt. Effective November 30, 2005, the Company and its’ lender signed the First Amendment to the above credit agreement. The effect of this amendment was to extend the termination date of the revolving line of credit to November 30, 2006 and to change certain restrictive covenants. As of February 28, 2006 the Company was in compliance with all covenants in the agreement.

6. Stock Based Compensation  On September 1, 2005, 107,203 units, with a fair value of $649, were issued as payment for officer bonuses earned during fiscal 2004 and 2005 per management employment contracts. These bonuses were previously recognized and accrued at the time they were earned. On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognized compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provision of SFAS No. 123. On March 25, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) 107, which summarizes the staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides additional guidance regarding the valuation of share-based payment arrangements for public companies. In addition, on April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the date the Company is required to comply with the standard, which is March 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R), as interpreted by SAB 107, will have a material impact on its consolidated results of operations.

7. Use of Estimates  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Summary

Golden Oval Eggs, LLC (“we”, “us”, “our”, or the “Company”) is a Delaware limited liability company, primarily engaged in the business of producing, processing and distributing egg products. The Company operates two in-line egg-breaking facilities, one in Renville, Minnesota and the other in Thompson, Iowa and is currently ranked in the top 10 in the nation for production of shell eggs. We currently produce 93% of the shell eggs we break, with the remainder of our requirements for shell eggs purchased through third-party producers.

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

The Company expects its production to reach 220 million pounds in fiscal 2006 with the completion of the Thompson facility during the second quarter of fiscal 2006 and should reach 225 million pounds with a full year of production at the completed facility.

The Company’s operating income or loss is materially affected by wholesale liquid egg prices, which can fluctuate widely and are outside of the Company’s control. Liquid eggs are a commodity product and prices fluctuate in response to supply/demand factors. The Company also sells a portion of its products under contracts at non-market prices. Depending upon market circumstances, the prices generated by the Company’s non-market volume tend to be less or more than what the prevailing open market prices would generate.

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

Results Of Operations

Net Sales. Net sales for the second quarter of fiscal 2006 were $19.1 million, an increase of $4.0 million, or 26.9%, as compared to net sales of $15.0 million for the second quarter of fiscal 2005. The increase in net sales was primarily due to increased volume of product sold, offset by slightly lower average selling price per pound during the second quarter of fiscal 2006. Pounds sold for second quarter 2006 were 53.7 million, an increase of 11.4 million pounds, or 27.0%, as compared to the second quarter of fiscal 2005. The increase in production was the result of six new layer barns that were brought on at the Thompson facility during the third and fourth quarter of fiscal 2005, and first and second quarters of 2006. The Company’s average selling price per pound for the second quarter of fiscal 2006 was $.327, compared to $.331 for the second quarter of fiscal 2005, a decrease of $.004 per pound, or 1.2%. The Company’s average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks.

Net sales for the first two quarters of fiscal 2006 were $38.1 million, an increase of $5.8 million, or 17.9%, as compared to net sales of $32.3 million for the first two quarters of fiscal 2005. The increase in net sales in the first two quarters of fiscal 2006 was again primarily the result of increased volume of sales offset by lower average selling price per pound for the first two quarters of 2006 as compared to the same period of 2005. Pounds sold during the first two quarters of fiscal 2006 totaled 105.3 pounds, an increase of 19.6 million, or 18.6%, as compared to the first two quarters of fiscal 2005. The Company’s average selling price per pound was $.335 for the first two quarters of fiscal 2006, a decrease of $.015 per pound, or 4.3%, as compared to $.350 for the first two quarters of fiscal 2005. The decrease in average selling price is the result of an increase in the United States layer flocks.

Cost of goods sold. Cost of goods sold for the second quarter of fiscal 2006 was $15.8 million, an increase of $4.0 million, or 33.6%, as compared to the second quarter of fiscal 2005.

Cost of goods sold for the first two quarters of fiscal 2006 was $31.0 million, an increase of $6.2 million or 25.0%, as compared to $24.8 million for the same period for fiscal 2005.

The increase in cost of goods sold in the second quarter and first half of 2006 as compared to prior year periods was the result of the additional barns added to the Thompson facility. Of the six barns added at the Thompson facility, two were added during the third quarter of 2005, one was completed in the fourth quarter of 2005, two were completed in the first quarter of 2006 and the last one was completed in the second quarter of fiscal 2006. The comparable periods of 2005 do not include this expense.

Operating expenses. Operating expenses for the second quarter of fiscal 2006 were $2.1 million, an increase of $.4 million, or 24.0%, as compared to the second quarter of fiscal 2005. Administration salaries and the cost of fringe benefits increased $.2 million in fiscal 2006 as compared to fiscal 2005. This increase was the result of additional employees needed to handle the Company’s growth. Professional fees increased $.2 million for the second quarter of 2006 as compared to the same period of fiscal 2005. The increase in professional fees is caused by increased costs associated with being a public reporting company.

For the first two quarters of fiscal 2006, operating expenses were $4.2 million, an increase of $.9 million, or 27.5%, as compared with $3.3 million for fiscal 2005. Salaries and fringe benefits increased $.4 million and professional fees increased $.5 million for the first two quarters of fiscal 2006 versus the same period in fiscal 2005. These categories increased for the same reasons as mentioned in the paragraph above.

Total other expense. Total other expense for the second quarter of fiscal 2006 was $.6 million, a decrease of $.2 million or 25.5%, as compared to second quarter of fiscal 2005. The decrease in other expense was the result of $.2 million received from the sale of chicken litter during the quarter.

For the first two quarters of fiscal 2006, total other expense was $.8 million, an decrease of $1.4 million as compared to an expense of $2.2 million for fiscal 2005. The Company wrote off the value of the bond issue costs associated with the 2000 bonds that were paid off in September 2004. The book value of those costs was $.8 million. The Company has recognized a $.8 million gain associated with the interest rate collar. Interest expense for the first six months of fiscal 2006 is $.2 million higher than the same period of fiscal 2005. This increase is the result of the additional debt that was taken on associated with the Thompson addition.

Income Taxes. As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes. Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income. Net income for the second quarter ended February 28, 2006 was $.5 million, or $.12 per basic and diluted Class A unit, compared to net income of $.7 million, or $.15 per basic and diluted Class A unit for the quarter ended February 28, 2005. As a percent of net sales, net income was 2.9% for the quarter ended February 28, 2006, compared to net income of 4.5% for the quarter ended February 28, 2005.

For the two quarters ended February 28, 2006, net income was $2.1 million, or $.45 per basic and diluted Class A unit, compared to $2.0 million, or $.44 per basic and diluted Class A unit for the comparable period in fiscal 2005. As a percent of sales, the current fiscal period had a 5.5% net income, compared to a 6.3% for the same period last year.

Liquidity and Capital Resources

The Company’s working capital at February 28, 2006 was $9.6 million compared to $4.5 million at August 31, 2005.  The Company’s current ratio was 1.9 at February 28, 2006 compared to 1.3 at August 31, 2005. On September 13, 2004, the Company entered into a financing agreement with CoBank. The agreement gives the company a $55 million line of credit of which $10 million is a revolving line of credit and the remaining $45 million will be term debt. The $10 million revolving line of credit is collateralized by accounts receivable and inventories. This revolving credit line, which protects the Company from seasonal cash fluctuations, terminates on November 30, 2006. The $45 million term piece has a 10 year maturity and was used to pay off the 2000 bonds and to fund the completed construction at the Thompson site. All $45 million of the term piece has been drawn as of February 28, 2006. The Company expects that cash flow from operations and proceeds from its existing credit lines will be sufficient to fund operations, to provide adequate capital expenditures for the current expansion, and to make distributions to its members for at least the next 12 months. The Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

The Company’s long-term debt at February 28, 2006, including current maturities, was $52.6 million compared to $51.2 million at August 31, 2005. As of February 28, 2006, $.1 million has been drawn against the revolving line of credit, compared to $2.7 million as of August 31, 2005. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of its loan agreements to maintain (1) a minimum tangible net worth of not less than $26.5 million plus 40% of earnings; (2) a minimum current ratio of not less than 1.25 to 1.0; (3) working capital of no less than $7.0 million; (4) a leverage ratio of less than 6.50 to 1.0; (5) a fixed charge coverage ratio no less than 1.15 to 1; and have a certain amount of product under contracts based on the current ratio of the Company. In addition, these provisions restrict the Company’s ability to make distributions, create liens, incur indebtedness and sell assets and properties. As of February 28, 2006, the Company was in compliance with these covenants.

Net cash flow from operations was $3.9 million for the first two quarters of fiscal 2006. $2.0 million was used for the purchase of property, plant and equipment. $2.6 million was used to pay down the company’s revolving line of credit, $1.6 million was used to pay off long-term debt and $.3 million was transferred to the restricted cash account. Included in the restricted cash account is $.6 million, which will be used to retire long-term debt and pay interest associated with the 1999 and 2001 bonds. Equity was issued to pay $.6 million of management bonuses. This bonus was earned and accrued during previous fiscal years. $3.0 million was received from the final draw associated with the $45 million term loan. The net effect of this activity was an increase in cash of $.4 million since August 31, 2005.

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

Impact of Recently Issued Accounting Pronouncements

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report form 10-K for the year ended August 31, 2005 for a discussion of the impact of recently issued accounting pronouncements. There were no accounting pronouncements issued during the quarter ended February 28, 2006 that we expect will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and Chief Financial Officer, Doug Leifermann, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of members of Golden Oval Eggs, LLC was held on March 29, 2006. Members of record at the close of business on February 28, 2006 were entitled to notice of and to vote at the meeting and on that date, there were 4,688,677 of the Company’s Class A units issued, outstanding and eligible to vote. A total of 2,832,865 Class A units voted at the Annual Meeting.

The only matter presented for member consideration at the Annual Meeting was the election of two (2) managers to serve as members of the Board of Managers of the Company. Five nominees stood for election to the Board of Managers, with the two nominees who received the greatest number of votes being elected to serve a three-year term as members of the Board of Managers, with the terms expiring at the Company’s Annual Meeting to be held in 2009.

The five nominees for election to the Board of Managers and the votes cast for each nominee are as follows:

Name of Nominee	Votes
Mike Branstad	591,243
Patricia Buschette	1,228,614
Howard Dahlager	1,466,754
Brad Petersburg	1,437,400
Randy Tauer	753,371

Based upon the votes cast at the Annual Meeting, Brad Petersburg and Howard Dahlager were elected to three-year terms ending in 2009. The following directors continued to serve unexpired terms following the Annual Meeting: Marvin Breitkreutz, Mark Chan, Chris Edgington, Rodney Hebrink, and Paul Wilson

Item 5. Other Information

Effective April 5, 2006, the Company entered into an Employment, Non-Competition and Severance Agreement with William P. Bloyer pursuant to which Mr. Bloyer will serve as the Company’s Vice President of Supply Chain. A copy of the Company’s agreement with Mr. Bloyer is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment, Non-Competition and Severance Agreement dated as of April 5, 2006 by and between Golden Oval Eggs, LLC and William P. Bloyer
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Doug Leifermann
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  April 14, 2006