Form 10-Q
period 2006-05-31
GOLDEN OVAL EGGS LLC
filed 2006-07-17
CIK 1271285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2006;

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

As of July 14, 2006, there were 4,702,677 of the Company’s Class A and 697,350 of the Company’s Class B units issued and outstanding.

TABLE OF CONTENTS

Golden Oval Eggs, LLC

Form 10-Q

For The Quarter Ended May 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Balance Sheets

May 31, 2006 and August 31, 2005

(In Thousands)

(Unaudited)

	May 31, 2006	August 31, 2005
Assets
Current assets
Cash and cash equivalents	$225	$690
Accounts receivable	6,100	4,809
Inventories	11,998	11,189
Restricted cash	1,582	917
Other current assets	2,230	387
Total current assets	22,135	17,992

Property, plant and equipment

Land and land improvements	11,497	11,163
Buildings	38,807	34,782
Equipment	59,226	54,819
Construction in progress	—	6,502
	109,530	107,266
Accumulated depreciation	(43,081)	(37,652)
Total property, plant and equipment, net	66,449	69,614

Other assets
Investments	1,561	1,529
Deferred financing cost, net	1,609	1,773
Note receivable	77	37
Total other assets	3,247	3,339
Total assets	$91,831	$90,945

See accompanying notes to consolidated condensed financial statements

	May 31, 2006	August 31, 2005
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$888	$2,724
Accounts payable	2,630	2,830
Accrued interest	530	333
Accrued compensation	1,157	1,449
Other current liabilities	957	1,519
Current maturities of long-term debt	5,634	4,668
Total current liabilities	11,796	13,523

Long-term debt, less current maturities	45,822	46,546

Members’ equity
Members’ equity	33,298	29,891
Non-controlling interest in consolidated entities	915	985
Total members’ equity	34,213	30,876
Total liabilities and members’ equity	$91,831	$90,945

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Operations

For the Periods Ended May 31, 2006 and 2005

(In Thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
Net sales	$19,217	$15,678	$57,332	$48,015

Cost of goods sold	16,220	13,802	47,215	38,599

Gross profit	2,997	1,876	10,117	9,416

Operating expenses	1,945	2,078	6,179	5,399

Income (loss) from operations	1,052	(202)	3,938	4,017

Other income (expense)
Interest expense	(784)	(854)	(2,008)	(3,153)
Non-controlling interest in income (loss) of consolidated entities	24	(38)	3	(156)
Other income	240	416	727	648
Total other expense	(520)	(476)	(1,278)	(2,661)

Net income (loss)	$532	$(678)	$2,660	$1,356

Weighted average Class A units outstanding	4,698	4,582	4,692	4,582

Net income (loss) per Class A unit, basic and diluted	$0.11	$(0.15)	$0.57	$0.30

Distributions per unit	$—	$—	$—	$—

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Cash Flows

For the Periods Ended May 31, 2006 and 2005

(In Thousands)

(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2006	2005
Cash flows from operating activities
Net income	$2,660	$1,356
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,541	4,428
Amortization	164	172
Stock issued as Board of Directors Compensation	14	—
Gain on sale of property, plant & equipment	(9)	—
Loss on retirement of bonds	—	848
Non-controlling interest in income of consolidated entities, net of distributions	(70)	168
Changes in operating assets and liabilities
Accounts receivable	(1,291)	1,200
Inventories	(809)	(2,069)
Other current assets	(1,843)	723
Accounts payable	(200)	(825)
Accruals and other current liabilities	76	(4,708)
Net cash provided by operating activities	4,233	1,293

Cash flows from investing activities
Purchases of property, plant and equipment	(2,389)	(17,049)
Proceeds from sale of property, plant and equipment	22	1
Advances of notes receivable	(40)	(14)
Purchases of investments in other cooperatives	(32)	—
Retirement of investment in other cooperatives	—	41
Net cash used by investing activities	(2,439)	(17,021)

Cash flows from financing activities
Net decrease in revolving line of credit	(1,836)	(27)
Proceeds from issuance of long-term debt	3,000	42,550
Payments of long-term debt	(2,758)	(22,813)
Payments of deferred financing costs	—	(1,469)
Decrease (increase) in restricted cash	(665)	1,556
Distributions to patrons	—	(10,263)
Net cash provided (used) by financing activities	(2,259)	9,534
Net decrease in cash and cash equivalents	(465)	(6,194)
Cash and cash equivalents - beginning of period	690	7,642
Cash and cash equivalents - end of period	$225	$1,448

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $235 and $561 during 2006 and 2005, respectively	$2,799	2,086
Supplementary disclosures of non-cash transactions
Stock issued as officer compensation	$649	—
Stock issued as Board of Directors compensation, net of $14 expensed in current year	84	—

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Condensed Financial Statements

May 31, 2006 and August 31, 2005

(In Thousands)

1. Organization  Effective September 1, 2004, Golden Oval Eggs, LLC (the “Company”) was organized as a Delaware limited liability company as a result of a reorganization of Midwest Investors of Renville, Inc. (the “Cooperative”). The Cooperative was incorporated as a cooperative under the laws of the state of Minnesota in March 1994. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative. The accompanying consolidated condensed financial statements for all periods presented are those of the Company.

2. Basis of Presentation  The accompanying consolidated condensed balance sheet as of August 31, 2005, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at May 31, 2006 and for the three-month and nine-month periods ended May 31, 2006 and 2005 of Golden Oval Eggs, LLC (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

3. The results of operations for the periods ended May 31, 2006 and 2005 are not necessarily indicative of the results expected for the full year.

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

	(Unaudited) May 31, 2006	(Audited) August 31, 2005
Hens and pullets	$10,032	$9,826
Eggs and egg products	178	191
Feed, supplies and other	1,788	1,172
Total inventories	$11,998	$11,189

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

5. Financing Agreement  On September 13, 2004, the Company entered into a credit agreement. The credit agreement includes a $55,000 line of credit, of which $10,000 is a revolving line of credit and the remaining $45,000 is term debt. Effective November 30, 2005, the Company and its’ lender signed the First Amendment to the above credit agreement. The effect of this amendment was to extend the termination date of the revolving line of credit to November 30, 2006 and to change certain restrictive covenants. As of May 31, 2006 the Company was in compliance with all covenants in the credit agreement.

6. Stock Based Compensation  On September 1, 2005, 107,203 units, with a fair value of $649, were issued as payment for officer bonuses earned during fiscal 2004 and 2005 per management employment contracts. These bonuses were previously recognized and accrued  at the time they were earned. On April 1, 2006, 14,000 units, with a fair value of $98 were issued as Board of Directors compensation earned during fiscal 2006 and 2005. This compensation was recognized and accrued during the periods in which it was earned. On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognized compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provision of SFAS No. 123. On March 25, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) 107, which summarizes the staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides additional guidance regarding the valuation of share-based payment arrangements for public companies. In addition, on April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the date the Company is required to comply with the standard, which is March 1, 2006. The adoption of SFAS No. 123(R), as interpreted by SAB 107, did not have a material impact on the Company’s consolidated results of operations.

7. Use of Estimates  The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

8. Subsequent Event  On June 30, 2006, the Company purchased certain assets and assumed certain liabilities of Moark, LLC, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation (collectively, “Seller”) relating to the Seller’s business of manufacturing, marketing, selling and distributing liquid egg products for $60 million. The purchase price consisted of $38 million in cash, a $17 million promissory note, and $5 million paid by the issuance of 697,350 newly-created Class B units. Also on June 30, 2006, the Company entered into a new financing agreement, which amended the Company’s current financing agreement discussed in Note 5, and provided for a $93 million line of credit, of which $15 million is a revolving line of credit and the remaining $78 million is term debt. The Company is currently in the process of allocating the purchase price to the assets acquired and liabilities assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements based upon assumptions by the management of Golden Oval Eggs, LLC (the “Company”, “Golden Oval” or “we”), a Delaware limited liability company, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. When used in this report, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements. If management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in the “Risk Factors” section of the Company’s Form 10-K for the year ended August 31, 2005, as well as those identified in other filings with the Securities and Exchange Commission. Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements to reflect future events or developments.

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

With the completion of the Thompson facility during the second quarter of fiscal 2006, the Company expects its production at it’s Renville and Thompson facilities to reach 220 million pounds in fiscal 2006 and should reach 225 million pounds with a full year of production at the completed facility. With the acquisition of the Moark facilities, the Company should produce over 450 million pounds of egg products during fiscal year 2007.

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

On May 23, 2006, the Company and GOECA, LP, entered into an Asset Purchase and Sale Agreement with Moark, LLC, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation (collectively, “Seller”) relating to the Seller’s business of manufacturing, marketing, selling and distributing liquid egg products. GOECA, LP is a newly-formed California limited partnership controlled by the Company. Moark, LLC is a subsidiary of Land O’Lakes, Inc. Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation are all wholly-owned subsidiaries of MoArk, LLC. On June 30, 2006, following the third quarter of fiscal 2006, the Company closed the transactions contemplated by the Asset Purchase and Sale Agreement with the Seller and purchased certain assets and assumed certain liabilities relating to Seller’s liquid egg products business. The total purchase price of this transaction was $60 million.

Results Of Operations

Net Sales.  Net sales for the third quarter of fiscal 2006 were $19.2 million, an increase of $3.5 million, or 22.3%, as compared to net sales of $15.7 million for the third quarter of fiscal 2005. The increase in net sales was primarily due to increased volume of product sold and a slightly higher average selling price per pound during the third quarter of fiscal 2006. Pounds sold for third quarter 2006 were 54.5 million, an increase of 9.0 million pounds, or 19.8%, as compared to the third quarter of fiscal 2005. The increase in production was the result of six new layer barns that were brought on at the Thompson facility during the third and fourth quarter of fiscal 2005, and first and second quarters of 2006.  The Company’s average selling price per pound for the third quarter of fiscal 2006 was $.325, compared to $.318 for the third quarter of fiscal 2005, an increase of $.007 per pound, or 2.2%. The Company’s average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks.

Net sales for the first three quarters of fiscal 2006 were $57.3 million, an increase of $9.3 million, or 19.4%, as compared to net sales of $48.0 million for the first three quarters of fiscal 2005. The increase in net sales in the first three quarters of fiscal 2006 was again primarily the result of increased volume of sales offset by lower average selling price per pound for the first three quarters of 2006 as compared to the same period of 2005. Pounds sold during the first three quarters of fiscal 2006 totaled 159.7 pounds, an increase of 28.6 million, or 21.8%, as compared to the first three quarters of fiscal 2005. The Company’s average selling price per pound was $.331 for the first three quarters of fiscal 2006, a decrease of $.007 per pound, or 2.1%, as compared to $.339 for the first three quarters of fiscal 2005. The decrease in average selling price is the result of an increased supply in the United States layer flocks.

Cost of goods sold. Cost of goods sold for the third quarter of fiscal 2006 was $16.2 million, an increase of $2.4 million, or 17.4%, as compared to the third quarter of fiscal 2005.

Cost of goods sold for the first three quarters of fiscal 2006 was $47.2 million, an increase of $8.6 million or 22.3%, as compared to $38.6 million for the same period for fiscal 2005.

The increase in cost of goods sold in the third quarter and first three quarters of 2006 as compared to prior year periods was the result of the additional barns added to the Thompson facility. Of the six barns added at the Thompson facility, two were added during the third quarter of 2005, one was completed in the fourth quarter of 2005, two were completed in the first quarter of 2006 and the last one was completed in the second quarter of fiscal 2006. The comparable periods of 2005 do not include this expense.

Operating expenses. Operating expenses for the third quarter of fiscal 2006 were $1.9 million, an increase of $.2 million, or 9.5%, as compared to the third quarter of fiscal 2005. Administration salaries and the cost of fringe benefits increased $.4 million in fiscal 2006 as compared to fiscal 2005. This increase was the result of additional employees needed to handle the Company’s growth. Professional fees decreased $.5 million for the third quarter of 2006 as compared to the same period of fiscal 2005. The decrease in professional fees was the result of an adjustment to costs capitalized as a result of the Moark acquisition.

For the first three quarters of fiscal 2006, operating expenses were $6.2 million, an increase of $.8 million, or 14.8%, as compared with $5.4 million for fiscal 2005.  Salaries and fringe benefits increased $.7 million and professional fees increased $.1 million for the first three quarters of fiscal 2006 versus the same period in fiscal 2005. These categories increases were the result of the companies growth.

Total other expense. Total other expense for the third quarter of fiscal 2006 was $.5 million, the same as the third quarter of fiscal 2005. For the first three quarters of fiscal 2006, total other expense was $1.3 million, a decrease of $1.4 million as compared to an expense of $2.7 million for fiscal 2005. The Company wrote off the value of the bond issue costs associated with the 2000 bonds that were paid off in September 2004. The book value of those costs was $.8 million. The Company has recognized a $.9 million gain associated with the interest rate collar during fiscal year 2006. Interest expense for the first nine months of fiscal 2006 is $.3 million higher than the same period of fiscal 2005. This increase is the result of the additional debt that was taken on associated with the Thompson addition.

Income Taxes.  As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes. Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income.  Net income for the third quarter ended May 31, 2006 was $.5 million, or $.11 per basic and diluted Class A unit, compared to net loss of ($.7) million, or ($.15) per basic and diluted Class A unit for the quarter ended May 31, 2005. As a percent of net sales, net income was 2.6% for the quarter ended May 31, 2006, compared to net income of 4.5% for the quarter ended May 31, 2005.

For the three quarters ended May 31, 2006, net income was $2.7 million, or $.57 per basic and diluted Class A unit, compared to $1.4 million, or $.30 per basic and diluted Class A unit for the comparable period in fiscal 2005. As a percent of sales, the current fiscal period had a 4.7% net income, compared to a 2.9% for the same period last year.

As a result of the acquisition of the Moark liquid egg business, the Company expects revenues in the fourth quarter of 2006 to increase substantially as compared to the prior year period as the fourth quarter will include 2 months of Moark activity. Moark has historically sold over 200 million pounds of egg products at a value of over $125 million. The Company expects that this historical production will continue into the Company’s fiscal year 2007. We also expect revenues to increase quarter to quarter during the first three quarters of fiscal year 2007 as we integrate the liquid egg business with our existing business, but believe that revenues will remain level beginning with the fourth quarter of fiscal year 2007.

Liquidity and Capital Resources

The Company’s working capital at May 31, 2006 was $10.3 million compared to $4.5 million at August 31, 2005.   The Company’s current ratio was 1.9 at May 31, 2006 compared to 1.3 at August 31, 2005. On September 13, 2004, the Company entered into a  credit agreement with CoBank ACB as lender and agent, which was amended effective November 30, 2005. The  agreement gives the Company a $55 million line of credit of which $10 million is a revolving line of credit and the remaining $45 million is term debt. The $10 million revolving line of credit is collateralized by accounts receivable and inventories. This revolving credit line, which protects the Company from seasonal cash fluctuations, terminates on November 30, 2006. The $45 million term debt has a 10 year maturity and was used to pay off the 2000 bonds and to fund the completed construction at the Thompson site. All $45 million of the term debt has been drawn as of May 31, 2006. The Company expects that cash flow from operations and proceeds from its existing credit lines will be sufficient to fund operations, to provide adequate capital expenditures for the current expansion, and to make distributions to its members for at least the next 12 months. The Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

The Company’s long-term debt at May 31, 2006, including current maturities, was $51.5 million compared to $51.2 million at August 31, 2005. As of May 31, 2006, $.8 million has been drawn against the revolving line of credit, compared to $2.7 million as of August 31, 2005. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its loan agreements. The Company is required by certain provisions of its loan agreements to maintain (1) a minimum tangible net worth of not less than $26.5 million plus 40% of earnings; (2) a minimum current ratio of not less than 1.25 to 1.0; (3) working capital of no less than $7.0 million; (4) a leverage ratio of less than 6.50 to 1.0; (5) a fixed charge coverage ratio no less than 1.15 to 1; and have a certain amount of product under contracts based on the current ratio of the Company. In addition, these provisions restrict the Company’s ability to make distributions, create liens, incur indebtedness and sell assets and properties. As of May 31, 2006, the Company was in compliance with these covenants.

Net cash flow from operations was $4.2 million for the first three quarters of fiscal 2006.  Of total net cash flow for the first nine months of 2006, $2.4 million was used for the purchase of property, plant and equipment,  $1.8 million was used to pay down the Company’s revolving line of credit, $2.8 million was used to pay off long-term debt and $.7 million was transferred to the restricted cash account. At May 31, 2006, the restricted cash account included $.9 million, which will be used to retire long-term debt and pay interest associated with the 1999 and 2001 bonds.  On

September 1, 2005, we issued 107,203 Class A units to pay $.6 million in management bonuses. The management bonuses were earned and accrued during fiscal years 2004 and 2005. On April 1, 2006 equity was issued to pay $.1 million in Board of Directors compensation. The Board of Director’s compensation was earned and accrued during fiscal years 2005 and 2006. In addition to cash flow from operations, the Company received $3.0 million  from the final draw on the $45 million term loan. The net effect of this activity was a decrease in cash of $.5 million at May 31, 2006 as compared to August 31, 2005.

Subsequent to the end of the third quarter of fiscal year 2006, the Company completed the purchase of the Moark liquid egg business as described above. In connection with the closing, the Company and its subsidiary GOECA, LP, as buyer, paid the Seller the total purchase price of $60 million, consisting of $38 million in cash (of which $1.5 million was paid as an earnest money deposit in connection with the execution of the Asset Purchase and Sale Agreement), an additional $17 million paid by the Buyer in the form of a subordinated promissory note bearing interest at a rate of 12% per year (the “Note”) issued to LOL and $5 million paid by issuance of 697,350 newly-created Class B Units. To facilitate the payment of $36.5 million of the cash portion of the purchase price, the Company entered into an Amended and Restated Credit Agreement dated as of June 30, 2006 among the Company, Midwest Investors of Iowa, Cooperative, and GOECA, LP, the lenders from time to time party thereto, and CoBank ACB, as lender and agent (the “Credit Agreement”). The Credit Agreement amends and restates the credit agreement entered into on September 13, 2004 and amended effective November 30, 2005, as discussed above. The Credit Agreement provides for a $93 million line of credit, consisting of a $15 million revolving note that terminates on April 30, 2007 and $78 million in term notes. Immediately following the closing of the purchase transaction, the Company had outstanding $.1 million under the revolving note and $78 million in term notes. The covenants associated with the Amended and Restated Credit Agreement are substantially the same as those contained in the 2004 Credit Agreement. A description of the Credit Agreement may be found under Item 1.01 of the Company’s Current Report on Form 8-K dated June 30, 2006.

The Company expects that as a result of the acquisition of the Moark liquid egg business, it will make certain capital improvements to its facilities in the estimated amount of $4 million during the next fiscal year.

The Company expects that cash flow from operations and proceeds from the Credit Agreement will be sufficient to fund operations, to provide adequate capital expenditures for the current expansion, and to make distributions to its members for at least the next 12 months.

Critical Accounting Policies and Estimates

The above discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events may change and even the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended August 31, 2005.

Impact of Recently Issued Accounting Pronouncements

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report form 10-K for the year ended August 31, 2005 for a discussion of the impact of recently issued accounting pronouncements. There were no accounting pronouncements issued during the quarter ended May 31, 2006 that we expect will have a material impact on our consolidated financial statements.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

Date: July 17, 2006