Form 10-K
period 2006-08-31
GOLDEN OVAL EGGS LLC
filed 2006-11-29
CIK 1271285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended August 31, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission File Number:  000-51096

Golden Oval Eggs, LLC
(Exact name of registrant as specified in its charter)

Minnesota	20-0422519
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 Park Avenue East, P.O. Box 615
Renville, MN  56284
(Address of principal executive offices)

(320) 329-8182
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Golden Oval Eggs, LLC is a limited liability company whose common equity, consisting of its Class A units and Class B Units, is subject to significant restrictions on transfer under its Limited Liability Company Agreement.  No public market for voting and non-voting common equity of Golden Oval Eggs, LLC is established and it is unlikely in the foreseeable future that a public market for its voting and non-voting common equity will develop.

As of November 26, 2006, there were outstanding 5,167,865 Class A Units and 697,350 Class B Units.

DOCUMENTS INCORPORATED BY REFERENCE:

Pursuant to General Instruction G (3), the Company omits Part III, Items 10, 11, 12, 13, and 14 and incorporates such items by reference to an amendment to this Annual Report on Form 10-K to be filed within 120 days after August 31, 2006 or to a definitive proxy statement to be filed within 120 days after August 31, 2006 with the Securities and Exchange Commission.

PART I

Item 1.         Business.

Introduction

Golden Oval Eggs, LLC, a Delaware limited liability company, is an egg production and processing company based in Renville, Minnesota.  Effective August 31, 2004, Midwest Investors of Renville, Inc., d/b/a “Golden Oval Eggs”, a Minnesota cooperative (the “Cooperative”) was converted into a limited liability company with Golden Oval Eggs, LLC being the surviving company in the conversion.  We operate as the successor to the Cooperative and our operations are a continuation of the operations of the Cooperative.

Our production output consists of liquid whole egg, liquid egg white and liquid egg yolk, and since the latter part of the fiscal year, further processed, value added egg products. Our unpasteurized liquid egg products are sold on a direct basis to companies who further process the unpasteurized liquid egg into various finished egg products such as dried eggs, frozen, hard cooked, extended shelf-life liquid, pre-cooked egg patties, specialty egg products, etc.  Institutional, food service, restaurants, and food manufacturers in turn purchase these further processed products.  On June 30, 2006, we completed the acquisition of certain egg processing assets of MoArk, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and MoArk Egg Corporation (the “MoArk Acquisition”).  MoArk, LLC is a subsidiary of Land O’Lakes, Inc.  As a result of the MoArk Acquisition, we are able to further process the raw liquid egg into various finished egg products and through this additional product line, sell products to retail, foodservice and institutional markets, as well as expand our share of the volume of first stage liquid egg processing.  We believe the product lines acquired through the MoArk Acquisition have an annualized sales volume somewhat larger than that of Golden Oval, positioning us to serve larger customers on a broader geographical basis. By adding economic value to unpasteurized liquid eggs in our further processed products, we believe our exposure to the volatility of the commodities markets will decrease as raw commodities become a smaller portion of our total cost.

From 1995 to 2006, our egg product sales have increased from approximately 7 million liquid pounds to approximately 258 million liquid pounds.  Through the MoArk Acquisition, we acquired five facilities producing various liquid, hard-cooked, dried, refrigerated and frozen egg products.

Our revenues, which were primarily derived from the production and sale of egg products, were $93.6 million during fiscal 2006 (ending August 31, 2006), $63.2 million during fiscal 2005 (ending August 31, 2005), and $83.5 million during fiscal 2004 (ending August 31, 2004).

Sales, Marketing and Customers

In the past, a majority of our egg products were sold through a variety of contract arrangements in an effort to reduce price and product sales risk.  As a result, we are currently  a party to several multi-year written contracts to supply different customers, based on formula pricing, fixed price, toll milling and market based pricing. Those contracts typically involve the customer’s agreement to purchase a specified quantity of egg products each year during the term of the applicable agreement, and allow either party to terminate the contract upon specified notice to the other party. Historically, egg products priced on a “non-market” basis under these long-term contracts have accounted for more than half of total sales volume, although this percentage tends to fluctuate over time.  Pricing under these non-market contracts is generally reflective of historical average market prices. The current contracts expire at various times over the next five years, subject to termination by either party on from six to 24 months’ notice. In the event that any such contractual arrangements were terminated, we would anticipate selling available products into the commodity markets for such products.

In fiscal year 2006, there were three customers who each represented more than 10% of our total revenues for fiscal year 2006:  Primera Foods (14%), Sunny Fresh Foods (23%) and Michael Foods (31%). MoArk is, directly or indirectly through affiliates, in the business of production, marketing, sale and distribution of shell eggs.  MoArk also was in the separate business of manufacturing, marketing, selling and distributing liquid egg products, some of which were sourced from us, until we acquired this business through the MoArk Acquisition.  While most of our sales are made in the U.S., some of our sales are outside of the U.S., primarily to customers in Canada.  In 2006, non-U.S. sales totaled approximately $3,532,000, with sales in 2004 and 2005 approximately $6,289,000 and $3,858,000, respectively.

Egg Industry and Markets

In 2005, the total number of egg laying hens (“layers”) in the U.S. was 286 million up three million from 2004, according to the U.S. Department of Agriculture (“USDA”).  The flock size on October 1, 2006 was 288 million layers, slightly larger than the previous year according to a report of the USDA.  .

Market Segmentation

In the U.S., there were 213.9 million cases (30 dozen eggs per case) of shell eggs used in production in calendar year 2005.  Of these 213.9 million cases,

•                  68.2 million cases (32%) were further processed into other products such as pasteurized liquid, frozen, pre-cooked, hard-cooked and dried eggs;

•                  125.5 million cases (59%) went to retail;

•                  18.2 million cases (9%) went for foodservice use; and

•                  2.0 million cases (1%) were exported.

We participate in the market encompassing the 68.2 million cases, or 2.6 billion pounds of liquid egg, that are further processed into various types of egg product.  We sold 258 million pounds of egg products in our fiscal year 2006.

Competition

We compete with a number of egg production companies in the U.S. and in Canada, both for customers for unpasteurized liquid egg and for further processed egg product.  Our primary competitors include Michael Foods, Sunny Fresh Foods, Sonstegard Foods, ConAgra Foods, Sparboe Companies, Crystal Lake, LLC, Wabash Valley Produce, American Egg Products, Deb El Foods, Echo Lake Produce, and Rose Acre Farms.  We also compete with some of our customers who produce their own unpasteurized liquid egg in addition to purchasing our unpasteurized liquid egg and who further process unpasteurized liquid egg into other egg products.

At August 31, 2005, we had flocks of 6.1 million layers and at August 31, 2006, we had flocks of 7.0 million layers, an increase of 14% due to the completion of the Thompson facility in January 2006.  In calendar year 2005, there were approximately 255 egg producing companies nationally with flocks of 75,000 hens or more, representing approximately 95% of all the layers in the U.S. Of these 255 companies, there are approximately 64 egg producing companies with more than 1 million layers.  Egg Industry Magazine ranked us as the 8th largest producer nationally as of December 31, 2005 by layers.  According to Egg Industry Magazine, the top twenty producers represented 59% of the national flock of layers.

Production

Our production operations in Renville, Minnesota and Thompson, Iowa consist primarily of a fully automated, environmentally controlled, egg flow, feeding and watering system for layers complex where the hens produce shell eggs.  These eggs gently roll to a conveyor belt that delivers the eggs to the processing facility in an adjacent building. Eggs are cleaned, shells removed, and yolks separated from whites.  The raw liquid egg is stored in stainless steel tanks, and later shipped out to customers or our own further processing facilities.  In addition to processing eggs from our own layers, we also purchase eggs from third parties for our off-line production at the Renville facility.

The facilities acquired in the MoArk Acquisition do not produce eggs, but procure shells eggs for their own production into liquid eggs as well as purchasing liquid eggs from other suppliers, including Golden Oval.  The acquired facilities will rely upon liquid egg production from our Thompson and Renville facilities for a portion of their supply of raw liquid egg.  These plants generally have egg breaking and pasteurizing capabilities, in addition to a wide range of production platforms for further processed products, as well as refrigerated and frozen storage.

Feed is a primary cost component in the production of eggs.  In our Thompson, Iowa production facility, we built our own feed mill onsite.  To serve our Renville, Minnesota facility, we jointly own a feed mill, United Mills, with two other companies.  We purchase corn and other feed ingredients and custom mix our own feed. In September 2004, we began processing the shell by-products from our liquid egg processing into poultry feed.  Prices for feed and feed ingredients can fluctuate and can be affected by weather and by various supply and demand factors. We generally purchase the feed needed for our hens based upon the then-prevailing market price for such feed and feed ingredients.

Governmental Regulation

We are subject to federal and state regulations relating to grading, quality control, labeling, sanitary control and waste disposal.  Our egg processing facilities are subject to regulation by both the U.S. Department of Agriculture and the U.S. Food and Drug Administration.  We believe that we are in material compliance with the applicable regulatory requirements.  We also maintain our own inspection program to assure compliance with applicable regulatory requirements, our standards and customer specifications.

Environmental Matters

We are subject to several federal and state environmental regulations. The federal environmental regulations with which we must comply were promulgated by the U.S. Environmental Protection Agency (the “EPA”) pursuant to the Clean Air Act, Clean Water Act and Resource Conservation and Recovery Act.  The EPA has delegated permitting and most enforcement authority under each of these acts to Minnesota and Iowa, where we have facilities. Thus, we are primarily required to comply with the provisions of regulations promulgated by the Minnesota Pollution Control Agency, as well as the Iowa Department of Natural Resources, pursuant to these federal acts.

In addition to federally derived regulation, we also manage any solid waste, such as deceased hens and waste egg shells, pursuant to Minnesota Pollution Control Agency and Iowa Department of Natural Resources solid waste regulations.

In an effort to ensure that we do not experience any issues related to federal enforcement actions, in July 2005 we agreed to participate in a national program established by the Environmental Protection

Agency under which we entered into a Consent Agreement and Final Order with the EPA under which the EPA released us from potential federal enforcement actions under the Clean Air Act, the hazardous substance release notification provisions of the Comprehensive Environmental Response, Compensation and Liability Act, and the emergency notification provisions of the Emergency Planning and Community Right-to-Know Act.  In return, we agreed to be potentially selected as one of several egg production farms that will receive on-site monitoring to determine potential air emissions from poultry barns.  Under the Consent Agreement, we also agreed to comply with new regulations likely to be promulgated by the EPA at the end of the air monitoring study period later in this decade.

Except for the Iowa Department of Natural Resources Notice of Violation matter discussed under Part I, Item 3.  “Legal Proceedings”, we believe that we are currently in compliance with applicable environmental laws and regulations and have all necessary permits for existing operations. As we expand our operations, we will need to continue to obtain necessary permits and maintain compliance with regulatory reporting requirements. We maintain an on-going program designed to ensure compliance with environmental laws and regulations. We cannot predict whether future changes in environmental laws or regulations might increase the cost of operating our facilities and conducting our business. Any such changes could have material adverse consequences on our business, results of operations and our unitholders.

Intellectual Property Rights

As a result of the MoArk Acquisition, we acquired certain intellectual property assets, including an exclusive, royalty bearing license from Land O’ Lakes for certain egg products, a half interest in a patent to produce a value added product for use in the industrial market, a trademark for an extended shelf life product, and several registered and unregistered trademarks and trade names, as well as other patents and patent applications.

Research and Development

In connection with the MoArk Acquisition, on July 1, 2006, we entered into an agreement with RTECH Laboratories, a business unit of Land O’ Lakes, Inc., for research and development services for products covered by a license agreement and for unlicensed products, for a fee of $236,000 per year, subject to annual increase. The agreement with RTECH Laboratories expires December 31, 2008.   We had no material expenditures for fiscal years 2006, 2005 or 2004 in research and development.

Employees

As of August 31, 2006, we had approximately 733 full-time employees and six part-time employees.  None of our employees are covered by collective bargaining agreements. We consider our relationships with employees to be good.

Available Information

Our website address is www.goldenovaleggs.com . We make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission.

Item 1A.      Risk Factors.

If any of the following risks actually occur, our results of operations, cash flows, and the market for and market price of our Class A Units could be negatively impacted.  Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

Market prices of wholesale liquid eggs are volatile and changes in these prices can adversely impact our results of operations.

Our operating results are significantly affected by wholesale liquid egg market prices, which fluctuate widely and are outside of our control. Small increases in production or small decreases in demand can have a large adverse effect on the price to our customers of our liquid egg products.  Over the last several years, egg prices and demand for liquid egg have both increased and decreased, due to a variety of factors such as decrease in production of eggs due to facilities closures, reduction in the number of laying hens (layers) due to the implementation of animal welfare standards and the outbreak of poultry disease, and consumer preference for high protein/low carbohydrate diets.  Even though increases in production or decreases in may result in disproportionate adverse impact on liquid egg prices, we may not be able to correspondingly adjust our production, expenses or prices to our customers to mitigate the impact of the decline in liquid egg prices.  The volatility of liquid egg prices and our inability to timely anticipate and respond to changes in liquid egg pricing can have a material adverse effect on our future results of operations and financial condition

Changes in consumer demand for liquid eggs can negatively impact our business.

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

Feed costs represent a significant element of our liquid egg production cost, equating to approximately 40% of total annual cost in each of the last five fiscal years. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past.  Increases in feed costs which are not accompanied by increases in the selling price of liquid eggs will have a material adverse effect on the results of our operations.  Recently, increased demand for corn for ethanol production has resulted in rising prices despite abundant supplies for the first time in many years.  The impact of a permanent increase in demand for ethanol may raise production costs adversely affecting our ability to compete with other food sources, as eggs become relatively more expensive compared to other food sources.

Our sales will decline and our business will be materially harmed if there is any loss of any significant customer or any reduction, delay or cancellation of orders from any significant customer.

During 2006, we derived more than 10% of our revenue from Primera Foods, Sunny Fresh Foods, and Michael Foods, who represented 14%, 23%, and 31% of our revenues for fiscal year 2006, respectively.  During 2005, we derived approximately 94% of our revenue from four customers who each represented more than 10% of our revenue for fiscal year 2005.  The loss of these customers or any other large customer would have a negative impact on our operating results.  While we would attempt to replace the lost sales through other customers, we cannot be certain that we would be able to replace any lost sales.  Our customers could cease buying our products from us at any time and for any reason.  The loss of any major customer would disrupt distribution of our products and result in a loss of revenue.  If a significant number of our customers cease purchasing products from us, our business would be materially and adversely harmed.  Further, any significant reduction or delay in the historical level of orders from our customers or cancellation of orders from any significant customer would have a negative impact on our operating results.

Servicing our indebtedness requires a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

We expect to obtain the cash to make payments on our debt and to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements from our operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure investors that our business will generate sufficient cash flow from operations, that we will realize currently anticipated cost savings, net sales growth and operating improvements on schedule, or at all, or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

If we cannot service our indebtedness, we will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our indebtedness, deferring member distributions or seeking additional equity capital, which may adversely affect our membership and affect their willingness to remain members. We may not be able to take any of these steps to service our debt on commercially reasonable terms, or at all.  In addition, the terms of existing or future financing agreements, including our existing credit agreement, may restrict us from adopting any of these alternatives.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition and reputation.

We are subject to federal and state regulations relating to grading, quality control, labeling, sanitary control and waste disposal. As a fully-integrated liquid egg producer, our liquid egg facilities are subject to United States Department of Agriculture (the “USDA”), and Food and Drug Administration (the “FDA”), regulation and various state and local health and agricultural agencies. Our liquid egg processing facilities are subject to periodic USDA inspections. Our feed production facilities are subject to FDA regulation and inspections.

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

If we fail to comply with any applicable law or regulation or permit, or fail to obtain any necessary permits, we could be subject to significant fines and penalties or other sanctions, our reputation could be harmed and our operating results and financial condition could be materially and adversely affected.  In particular, the resolution of the notice of violation issued against us by the Iowa Department of Natural Resources relating to the wastewater treatment facility at our Thompson, Iowa facility may result in fines or expense, either or both of which may be significant.  See Part I of this Form 10-K, Item 3.  “Legal Proceedings.”  In addition, because these laws and regulations are becoming increasingly more stringent, there can be no assurances that we will not be required to incur significant costs for compliance with such laws and regulations in the future.

Our business is highly competitive.

The production and sale of fresh liquid eggs, which have accounted for virtually all of our net sales in recent years, is intensely competitive. We compete with a large number of companies that may prove to be more successful than we are in marketing and selling liquid eggs. We cannot assure you that we will be able to compete successfully with any or all of these companies, some of whom have greater marketing, financial, development and personnel resources than we do.

In addition, increased competition could result in price reductions, greater cyclicality, reduced gross profit margins and loss of market share and could require increased spending by us on product research and development, sales and marketing support, which would negatively affect our business, results of operations and financial condition.

We may not be able to successfully integrate the recently purchased MoArk assets, and anticipated benefits of the transaction may not be realized.

On June 30, 2006, we purchased assets relating to a business of manufacturing, marketing, selling and distributing liquid egg products from MoArk, LLC and other indirect subsidiaries of Land O’Lakes, Inc.  The integration of these assets into our ongoing business will be a complex, time consuming and expensive process and may disrupt business operations if not completed in a timely and efficient manner. In addition, anticipated synergies from the transaction may not materialize.  Competitors, customers and suppliers may react in ways not anticipated to the acquisitions, and commercial relationships may change in ways not advantageous to us.  Failure to successfully integrate the assets with our businesses or receive the anticipated benefits could have a material adverse effect on our business, financial condition and operating results.

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

If we do not maintain adequate supply of eggs or if we fail to adequately forecast demand, the likely resulting delays in delivering products to our customers would damage our business.

We do not maintain a significant inventory of liquid egg product.  We forecast production based on past sales and our estimates of future demand.  In the event that we significantly underestimate our needs or encounter an unexpectedly high level of demand for our liquid egg product or we are unable to produce liquid egg product in a timely manner, we may be unable to fill our product orders on time which could harm our reputation and result in reduced sales.

Outbreaks of disease affecting poultry could reduce our ability to produce our liquid egg product and reduce sales.

The productivity and profitability of our business depends upon the health of hens that produce our eggs (“layers”) and disease control among the population of our layers.

We face the risk of outbreaks of poultry diseases, such as Newcastle disease and avian influenza (also known as “bird flu”), which could lead to the destruction of our poultry flocks. Because these diseases can be highly contagious and destructive, any such outbreak of disease could result in the widespread destruction of infected flocks. Destruction of any part of our flocks could result in a decreased supply of layers and eggs, which could reduce our sales and profit margin, as well as result in increased expense to replace the destroyed infected flocks and to contain the poultry disease.  Additionally, our business may be adversely impacted if public concerns about the poultry diseases led consumers in the United States to reduce their consumption of eggs and egg products generally or reduce their consumption of our liquid egg products in response to any outbreak of disease among our flocks.

Product liability claims or product recalls could adversely affect our business reputation and expose us to increased scrutiny by federal and state regulators.

The sale of food products for human consumption involves the risk of injury to consumers and the sale of animal feed products involves the risk of injury to those animals as well as human consumers of those animals. Such hazards could result from:

•                  tampering by unauthorized third parties;

•                  product contamination (such as listeria, e. coli. and salmonella) or spoilage;

•                  the presence of foreign objects, substances, chemicals, and other agents; or

•                  improperly formulated products which either do not contain the proper mixture of ingredients or which otherwise do not have the proper attributes.

Most of the products that we sell are integrated into products sold by third parties and such third parties may not have adequate quality control standards to assure that such products are not adulterated, misbranded, contaminated or otherwise defective.  We may be subject to claims made by consumers as a result of products manufactured by these third parties.

Consumption of our products may cause serious health-related illnesses and we may be subject to claims or lawsuits relating to such matters.  An inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies. Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution which we may have against others in the case of products which are produced by third parties. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our brand image. If we determine to recall any of our products, we may face material consumer claims.

Special interest groups can have adverse impacts on the industry’s reputation, and as the Golden Oval brand becomes known the risk of identification by special interest groups increases.

Changing consumer expectations with regard to treatment of animals and animal effluent may result in unfavorable publicity for participants in the industry who do not meet the demands of activists.  The unfavorable publicity may adversely affect the entire industry regardless of the practices of any particular producer.  Furthermore, as the Golden Oval brand becomes more recognizable, the potential for being singled out by special interest pressure groups may increase, diverting management time and attention and having an adverse impact on sales, operations, and returns to unitholders.

The price of our Class A Units may be volatile and a unitholder’s investment could decline in value.

The price of our Class A Units has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price.  The market prices for securities of emerging companies have historically been highly volatile.  Future events concerning us or our competitors could cause such volatility, including:

•         actual or anticipated variations in our operating results;

•         technological innovations or new commercial products introduced by us or our competitors;

•         developments concerning proprietary rights;

•         changes in senior management;

•         investor perception of us and our industry;

•         general economic and market conditions including market uncertainty;

•         national or global political events; and

•         public confidence in the securities markets and regulation by or of the securities markets.

In addition, the market for the Class A Units is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization companies in particular, which are often unrelated to the operating performance of these companies.  Any failure by us to meet or exceed estimates of unitholders is likely to cause a decline in the price of our Class A Units.

There is no public market for our Class A Units and no public market is expected to develop.

There is no established public trading market for our Class A Units, and we do not expect one to develop in the foreseeable future. To maintain our partnership tax status, we do not intend to list the units on any stock exchange or automatic quotation system such as the Nasdaq Stock Market. As a result, unitholders may have to hold their Class A Units for an indefinite period of time because they may not be able to readily resell their units.  Further, even if a unitholder is able to sell the Class A Units, the unitholder may not be able to sell at a price equal to the unitholder’s investment or a price that is otherwise attractive to the unitholder.

The Class A Units are subject to significant restrictions on transfer.

The ability to transfer our Class A Units is restricted by our Limited Liability Company Agreement.  Members wishing to transfer their Class A Units will be required to obtain the prior consent of our Board of Managers before making any transfer of the Class A Units. Transferability of units is restricted in part to ensure that we are not deemed a “publicly traded partnership” and thus taxed as a corporation. As a result, unitholders may have to hold their Class A Units for an indefinite period of time because they may not be able to readily resell their units.

Future sales of shares of our units in the public market may negatively affect our Class A Units price.

Future sales of our Class A Units, our Class B Units or any other newly-created class of membership units, or the perception that these sales could occur, could have a significant negative effect on the market price of our Class A Units.  In addition, issuances of additional Class A Units could decrease future distributions to holders of Class A Unit, if any, and could depress the market value of our Class A Units.  Because our Class B Units are treated as the same as Class A Units for the purposes of distributions, the issuance of additional Class B Units could also dilute future distributions to holders of Class A Units.  Dilution and potential dilution, and the possibility of additional issuances and sales of our Class A Units, Class B Units or other classes of units may negatively affect both the trading price of our Class A Units and the liquidity of our Class A Units.

Our ability to issue additional Class A Units or other classes of units may dilute or otherwise limit your voting or economic rights or have the effect of preventing a change in control.

Our Board of Managers has the ability to issue an unlimited number of additional Class A Units or units of other classes. The Board of Managers also has the ability to establish the designations, powers, preferences, rights, qualifications, limitations or restrictions of any additional class of units, and to alter the relative economic rights of units.  Such rights, powers, preferences and privileges may be greater than those associated with the Class A Units.  Issuances of additional units may have the effect of diluting or otherwise limiting the voting or economic rights of holders of Class A Units, particularly if the units are issued on more favorable terms than the Class A Units.  Issuance of additional classes of units may also have the effect of preventing changes in control of Golden Oval Eggs, even if such change in control would be beneficial to holders of Class A Units.

We are dependent on key personnel.

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular Dana Persson, our Chief Executive Officer. The loss of Mr. Persson’s services could impair our ability to effectively manage our company and to carry out our business plan.  We have an employment agreement with Mr. Persson that provides that Mr. Persson will serve as our Chief Executive Officer and that either party may terminate Mr. Persson’s employment at any time with or without cause. However, if we terminate Mr. Persson’s employment, we would be required to make specified payments to him as described in his employment agreement. The other members of our management team also have significant experience with our company and in our industry. The loss of any member of our senior management could likewise impair our ability to effectively manage our company and carry out our business plan.  We do not carry key person life insurance on any of our executive officers.  In addition, competition for skilled employees in our industry is intense.  We are actively seeking a qualified candidate to fulfill the duties of Chief Financial Officer.  Until we hire a permanent Chief Financial Officer, we have hired an interim Chief Financial Officer.  As a result, we may experience more difficulty producing financial statements that are timely and accurate than we would if we had a permanent Chief Financial Officer.  Further, the fact that we have an interim Chief Financial Officer may create a lack of confidence in our financial management. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, operations and sales personnel.  Our inability to retain or attract qualified personnel could have a significant negative effect and materially harm our business and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and in particular Section 404 of that act relating to management certification of internal controls, the regulations of the Securities and Exchange Commission , have required an increased amount of management attention and external resources.  We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 1B.      Unresolved Staff Comments.

None.

Item 2.         Properties.

We maintain production and processing facilities at a total of seven sites, including our original 60-acre site in Renville, Minnesota and a second 240-acre site northeast of Thompson, Iowa.  The remaining five facilities were acquired with the MoArk Acquisition, with one each in Alabama, Missouri and Ohio, and two in California.

Abbeville, Alabama

We own the production facility in Abbeville, which is a 90,000 square foot facility, built in 1970.  Approximately 30,000 square feet are occupied by freezers and finished product coolers.  The plant has egg breaking, pasteurizing, and drying capabilities, in addition to a wide range of production platforms for further processed products.  The Abbeville facility is subject to a mortgage to secure our indebtedness.

Vernon, California

We lease approximately 30,034 square feet of manufacturing and processing space in our Vernon facility pursuant to three leases . Two leases expire April 30, 2007 while the third lease expires January 31, 2007.  Total monthly payments on the leases are $13,802.

The Vernon facility is located near Los Angeles and has breaking, pasteurizing, and packaging capabilities as well as refrigerated and frozen storage.

Norco, California

We lease approximately 102,000 square feet in Riverside County, California pursuant to a sublease we entered into in connection with the MoArk Acquisition. The sublease expires February 2, 2010 and monthly payments are $11,650.  This site has breaking, pasteurizing, packaging, freezing, and hard cooked capabilities.

Neosho, Missouri

We lease a  30,650 square foot facility in Neosho.  The lease on the Neosho facility terminates on December 31, 2006 and requires monthly lease payments based on a sliding schedule consisting of a charge per case of eggs received for breaking and a flat charge per tanker of liquid egg received. The average monthly lease payment is approximately $22,380.  This facility has breaking, pasteurizing and packaging capabilities as well as refrigerated and frozen storage.

Millersburg, Ohio

We lease the  45,000 square feet Millersburg facility pursuant to a lease that expires June 30, 2008, subject to automatic annual renewals and that calls for monthly payments of $13,480 per month until June 30, 2007 and thereafter, at a monthly rate subject to adjustment with the Consumer Price Index.  The Millersburg facility is primarily an egg breaking operation with limited pasteurization and packaging capacity

Renville, Minnesota

The Renville facility consists of a total of 623,000 square feet of barns, processing and office space.   The corporate offices of Golden Oval Eggs are located at this processing operation. Our Renville facility is subject to a mortgage to secure our indebtedness.

Thompson, Iowa

The Thompson facility consists of 1,660,800 square feet of production and storage space, with the second phase of construction adding three layer barns was completed in the first calendar quarter of 2006.  We own the land on which our Thompson facility is located through Midwest Investors of Iowa, Inc., a cooperative that we control. The land is collateral for debt obligations of Midwest Investors of Iowa, Inc. relating to the land.

Item 3.         Legal Proceedings.

Our Thompson, Iowa facility has an industrial wastewater treatment facility designed to treat wastewater from egg breaking.  The Thompson facility also has an associated National Pollution Discharge and Elimination System (“NPDES”) permit from the Iowa Department of Natural Resources (“IDNR”) that governs the quality of the wastewater influent to and effluent from the treatment facility.

On June 14, 2006, a Notice of Violation (“NOV”) was issued against us by the IDNR regarding alleged violations of the NPDES permit limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen.  Additional NOVs were issued on August 24, 2006 and November 13, 2006 relating to the same alleged NPDES permit violations for different time periods.  On November 15, 2006, we were notified by the IDNR that the IDNR intends to ask the Iowa Environmental Protection Commission to refer the matter to the Iowa Attorney General to seek appropriate relief through the courts, which may include a judicial consent decree.

We and legal counsel are investigating the facts underlying the NOVs, and have met with IDNR representatives to address the resolution of the NOVs and compliance with the NPDES permit.  At this time, the outcome of the resolution of the NOVs cannot be ascertained.  However, the resolution of the NOVs is likely to result in capital expenditures for permanent improvements to the wastewater treatment facility, as well as expenditures for interim improvements while permanent improvements to the wastewater treatment facility are permitted and constructed, and may also involve the assessment against us of a monetary penalty.  The expense associated with the interim solution, permanent improvement to the wastewater treatment facility, compliance with the NPDES permit and the amount of penalty or fine imposed by the IDNR may be significant, both individually and in the aggregate.  However, we cannot reasonably estimate the amount of such costs at this time.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.         Market for Registrant’s Common Equity and Related Stockholder Matters.

There is no established trading market for our Class A Units or our Class B Units.  As of August 31, 2006 there were 691 holders of Class A Units and one holder of Class B Units.

Item 6.         Selected Financial Data.

The following table sets forth selected financial data of Golden Oval Eggs, LLC. The information presented as of and for the fiscal years ended August 31, 2006, 2005, 2004, 2003, and 2002 is derived from the Company’s financial statements, which have been audited by Moore Stephens Frost, PLC, our independent auditors.

We encourage you to read the financial data presented below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the financial statements and related notes included at the end of this Annual Report on Form 10-K.

Selected Financial Data of Golden Oval Eggs, LLC
(in thousands, except share and per share data)

	2006	2005	2004	2003	2002
Income Statement Data:
Revenues, net	$93,638	$63,196	$83,543	$53,052	$46,169

Cost of goods sold	79,851	52,118	50,693	43,300	39,450

Gross profit	13,787	11,078	32,850	9,752	6,719
Operating expenses	9,734	7,677	9,749	3,208	3,339

Income from operations	4,053	3,401	23,101	6,544	3,380
Interest expense	(3,835)	(6,385)	(2,732)	(3,520)	(3,466)
Non-controlling interest in income of consolidated entities	42	(103)	(41)	—	35
Other income	805	750	513	509	385

Income (loss) before income tax expense (benefit)	1,065	(2,337)	20,841	3,533	299
Income tax expense (benefit)	2	(378)	2,926		—

Net income (loss)	$1,063	$(1,959)	$17,915	$3,533	$299

Weighted average common shares/ members’ units outstanding	4,811,023	4,581,762	4,581,762	4,581,762	4,388,517
Net income (loss) per common share/members’ unit	$0.22	$(0.43)	$3.91	$0.77	$0.07

Distributions per common share/members’ unit	$—	$—	$4.22	$—	$—

	2006	2005	2004	2003	2002
Balance Sheet Data:
Current assets	$32,936	$17,992	$25,926	$18,211	$14,420
Property, plant and equipment	79,829	69,614	55,143	38,118	42,537
Other assets	45,235	3,339	6,396	8,531	9,815

Total assets	$158,000	$90,945	$87,465	$64,860	$66,772

Current liabilities	$26,169	$13,523	$24,360	$6,025	$8,965
Long-term debt, less current maturities	94,257	46,546	30,335	32,804	35,309

Total owners’ equities	$37,574	$30,876	$32,770	$26,031	$22,498
Weighted average common shares/members’ units outstanding	4,811,023	4,581,762	4,581,762	4,581,762	4,581,762
Book value per common share/member unit	$7.63	$6.73	$7.15	$5.68	$4.91

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

The following discussion contains forward-looking statements. Such statements are based on assumptions by our management, as of the date of this report, and are subject to risks and uncertainties, including those discussed under Part I, Item 1A. “Risk Factors” in this report, that could cause actual results to differ materially from those anticipated. We caution readers not to place undue reliance on such forward-looking statements.

Overview

We are engaged in the production of egg products.  From 1994 to 2006, we were a first stage processor engaged in the breaking and sale of non-pasteurized liquid whole eggs, liquid whites, and liquid yolks. We primarily marketed our liquid eggs on a direct basis to companies who further process the raw liquid eggs into various egg products such as dried eggs, frozen, hard cooked, extended shelf-life liquid, pre-cooked egg patties, specialty egg products, etc.  Institutional, food service, restaurants, and food manufacturers in turn purchase these further processed products.

On June 30, 2006, we completed the acquisition of certain liquid egg processing assets of MoArk, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and MoArk Egg Corporation (the “MoArk Acquisition”).  With the MoArk Acquisition, we entered into the business of further processing liquid egg into various finished egg products, as well as hope to gain a larger presence in the first stage processing business.  We have maintained our integrated production facilities in Renville, Minnesota and Thompson, Iowa, and will continue to supply some of the needs of the acquired facilities which were customers prior to the acquisition.

Our operating income or loss is significantly affected by wholesale liquid egg prices and feed costs, primarily corn and soybean meal, which can fluctuate widely and are outside of our control. Liquid eggs are a commodity product and prices fluctuate in response to supply and demand factors.  Feed costs are similarly commodity products subject to wide fluctuations, but not necessarily correlated with liquid egg prices.

Our cost of production is materially affected by feed costs, which average approximately 40% of our total costs. Approximately 75% of these feed costs are incurred in the procurement of corn and soybean meal.  The cost of these ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which we have little or no control.

The open market quoted price of liquid unpasteurized whole eggs has fluctuated widely over the last 5 years, from a low of $0.21 per pound to a high of $0.76 per pound, according to reports by Urner Barry Publications, Inc. The high occurred in 2004, leading to record profits for the industry and us.  Market prices averaged less than $0.27 per pound in fiscal year 2005 and fiscal year 2006.  Both years are below five year average prices of $0.35 per pound.

We sell a significant amount of our production under contract at prices that are fixed and not tied to the then-prevailing market price. Depending upon market circumstances, the prices generated by our contract sales tend to be either less or more than what the prevailing open market prices would generate.

We completed construction of the second phase of expansion at our Thompson facility during fiscal 2006, bringing total production capacity to just over 200 million pounds annually.  Currently, we do not have any additional facility expansions underway at any of our facilities.

Results of Operations

The following table presents the amounts sold and weighted average sales prices of those sales for the liquid eggs for the twelve month fiscal periods presented.

Year ending August 31	2004	2005	2006
Pounds sold (in millions)	157.5	179.6	258.2
Average price per pound	$0.516	$0.334	$0.349

Fiscal Year Ended August 31, 2006 Compared to Fiscal Year Ended August 31, 2005

Net Sales.  Net Sales for the fiscal year ended August 31, 2006 were $93.6 million, an increase of $30.4 million, or 48.1%, as compared to fiscal year 2005.  The increase is due to increased sales of liquid egg products largely attributable to the completion of the Thompson, Iowa facility in January 2006 and the resultant sale of its production, accounting for $11.2 million of the increase.  Sales of product produced at the facilities acquired in the MoArk Acquisition generated additional sales of $20.2 million from July 1, 2006, the first day following the closing of the acquisition, to August 31, 2006, our fiscal year end.  A small decline in the weighted average selling price of liquid eggs accounted for approximately $0.8 million of reduced sales.

Cost of Goods Sold.  Cost of goods sold for fiscal 2006 was $79.8 million, an increase of $27.7 million, or 53.2% over the prior year.  The MoArk Acquisition businesses accounted for $18.9 million of the increase, with the balance attributable to increased sales volumes in the liquid egg business existing prior to the acquisition.  Unit costs of production declined slightly due to modest declines in the average cost per ton of feed and the cost per dozen of purchased shell eggs.

Operating Expenses.  Operating expenses for fiscal 2006 were $9.7 million, an increase of $2.0 million, or 26.8% from the prior year.  New management and technical staff hired in anticipation of managing a larger and more complex business contributed to an increase in expenses, while the newly acquired business accounted for $1.0 million. Amortization of intangibles arising from the acquisition accounted for $0.3 million of expense in the last two months of the fiscal year.

Total Other Expense.  Total other expense declined to $3.0 million from $5.7 million in the prior year, a reduction of $2.7 million.  In the prior year, charges related to the retirement of the 2000 bonds resulted in a charge to interest expense of $2.3 million reflecting the adjustment of the embedded interest rate swap agreement to fair market value.  No such charges were incurred in fiscal year 2006.  Interest income of consolidated entities increased by $0.2 million over the prior year, while miscellaneous other income was largely unchanged.

Income Taxes.  We expect to be treated as a partnership for federal income tax purposes that will not be required to pay income tax.  Rather, our members will pay tax on their share of our net income.  Accordingly, we did not record a provision for income taxes in fiscal year 2006 or fiscal year 2005.

Our Conversion From A Cooperative to a Limited Liability Company

Effective August 31, 2004, Midwest Investors of Renville, Inc., d/b/a “Golden Oval Eggs”, a Minnesota cooperative (the “Cooperative”) was converted into a limited liability company with Golden Oval Eggs, LLC being the surviving company in the conversion.  We operate as the successor to the Cooperative and our operations are a continuation of the operations of the Cooperative.

Fiscal Year Ended August 31, 2005 Compared To Fiscal Year Ended August 31, 2004

Net Sales.  Net sales for the fiscal year ended August 31, 2005 were $63.2 million, a decrease of $20.3 million, or 24.3%, as compared to fiscal year 2004. The decrease in revenues occurred despite an increase in total pounds of egg products sold of 22.1 million lbs, or 14.0%, as compared to fiscal year 2004. Egg product selling prices during fiscal 2005 averaged $0.334 per lb, a decrease of $0.182 per lb, or 35.3%, as compared with fiscal 2004.  Our average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks.  Four new layer barns were brought on line at the Thompson, Iowa facility during fiscal 2005.  These new barns, along with the two barns added in the fourth quarter of fiscal 2004, accounted for the increased production during fiscal 2005.  Domestic demand for eggs weakened during fiscal 2005 as the popularity of the high protein diets started to fade.  This, coupled with an increase in the supply of eggs, caused the lower egg prices during fiscal 2005.

Cost of Goods Sold.  Cost of goods sold for fiscal 2005 was $52.1 million, an increase of $1.4 million, or 2.8%, as compared to fiscal 2004.  While there was an increase in production of 14.0%, cost of goods sold was held to a 2.8% increase because of a drop in feed prices and a drop in the price paid for shell eggs used for our off-line breaking in Renville.  Feed costs decreased $0.6 million, despite consuming 28,865 more tons of feed with the additional barns.  Feed costs per ton during fiscal 2005 dropped $19.58, or 16.2%, as compared to fiscal 2004.  The decrease in feed cost was the result of a drop in corn and soy bean meal prices.  Shell eggs purchased for the off-line production decreased in cost by $3.3 million, or 48.1%, despite having only a 7.5% reduction in quantity purchased.  These cost reductions netted out the increase in cost of goods associated with the new layer barns at the Thompson site.

Operating Expenses.  Operating expenses for fiscal 2005 were $7.7 million, a decrease of $2.1 million, or 21.3%, as compared to fiscal 2004.  Bonus compensation was high in 2004 due to the record profitability and dropped $2.9 million in fiscal 2005.  Professional services relating primarily to our public reporting requirements increased $0.2 million as compared to fiscal 2004.  The rest of the operating expenses increased a net of $0.7 million in fiscal 2005, as compared to fiscal 2004.  This increase was the result of the growth we experienced in fiscal 2005.

Total Other Expense.  Total other expense for fiscal 2005 was $5.7 million, an increase of $3.5 million, or 153.9%, as compared to fiscal 2004.  In September 2004, we entered into a new financing agreement and retired the 2000 bonds.  (See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation — “Liquidity and Capital Resources”)  The increase in total other expense is the result of the 2000 bond payment.  We wrote off the $0.8 million book value of capitalized bond issuance costs recorded relating to the 2000 bonds.  The 2000 bonds also had an embedded interest rate swap agreement derivative instrument which had been considered clearly and closely related.  With the retirement of the 2000 bonds, we recorded the carrying value of this instrument at fair market value, with the offset to interest expense in the amount of $2.3 million.  Of the increase, $0.3 million relates to increased interest costs relating to the increased debt balances associated with the expansion of the Thompson, Iowa facility.

Income Taxes.  As of August 31, 2004, we accrued for the estimated liability related to the final tax return of our predecessor entity, the Cooperative.  The liability paid in 2005 related to this final return was $0.4 less than the accrued liability at August 31, 2004.  This amount was recorded as an income tax benefit in fiscal 2005.  We expect to be treated as a partnership for federal income tax purposes and therefore, we will pay no federal income tax.  Instead, our members will pay tax on their share of our net income.

Fiscal Year Ended August 31, 2004 Compared To Fiscal Year Ended August 31, 2003

Net Sales.  Net Sales for the fiscal year ended August 31, 2004 were $83.5 million, an increase of $30.4 million, or 57.3%, as compared to fiscal year 2003. The increase in revenues was due primarily to the increase in total pounds of egg products sold and egg product selling prices during fiscal 2004 as compared with fiscal 2003. Pounds sold for fiscal 2004 were 157.5 million, an increase of 11.6 million, or 8%, as compared to fiscal 2003. Two new layer barns were brought on line during the fourth quarter of 2004.  These new barns accounted for $4 million of the increased sales, while the rest of the increase in pounds sold resulted from changes in the amount and composition of feed used.  Of the increased sales, $2.3 million came from the implementation of FASB Interpretation No. 46R (“FIN 46R”) which consolidated variable interest entities in the current year with our historical operations.  Domestic demand for eggs were strong, which resulted in higher selling prices during fiscal 2004.  Our average selling price per pound for fiscal 2004 was $0.515, compared to $0.364 for fiscal 2003, an increase of 41.5%.  Our average selling price is the blended price for liquid whole eggs, liquid egg whites and liquid egg yolks. The factors relating to the increase in sales prices are discussed in the overview above.

Cost of Goods Sold.  Cost of goods sold for fiscal 2004 was $50.7 million, an increase of $7.4 million, or 17.1%, as compared to fiscal 2003. The increase is due to an increase in the cost of eggs purchased from third parties for our off-line production, an increase in the cost of feed and the cost of goods associated with the additional 2 layer barns added during the fourth quarter of 2004.  We buy a significant number of shell eggs from third parties for processing at our Renville egg breaking facility. The cost of these eggs during fiscal 2004 increased $2.8 million, or 70%, as compared to fiscal 2003. This increase is due primarily to the overall rise in prices in the egg industry. Over this same period, feed costs increased by $3 million, or 16%.  Approximately $1.9 million of the increase in feed costs is due to increased feed prices due primarily to increases in the price of soy meal and corn, and approximately $1.1 million is due to an increase in the amount of feed used.  Approximately $0.3 million of the increase is the result of the implementation of FIN 46R which consolidated variable interest entities in the current year with our historical operations.  The rest of the increase is the result of the additional barns added during the fourth quarter of 2004.

Operating expenses.  Operating expenses for fiscal 2004 were $9.7 million, an increase of $6.5 million, or 203%, as compared to fiscal 2003. Increased bonus compensation due primarily to record profitability accounts for approximately $2.8 million of the increase. Professional services relating primarily to the limited liability company conversion account for approximately $1.1 million of the increase.  $1.9 million of the increase was the result of the operating expenses of the variable interest entities consolidated as a result of the implementation of FIN 46R.

Total Other Expense.  Total other expense for fiscal 2004 was $2.3 million, a decrease of $0.7 million, or 23.3%, as compared to fiscal 2003. This reduction was the result of lower interest expense due to decreased outstanding principal balances.

Income Taxes.  As a cooperative, we were subject to federal income tax only on certain nondeductible expenses and any amount of net proceeds not returned in the form of cash, qualified written notices of allocation or qualified per unit retainage certificates issued within eight and one-half months after the fiscal year end.  Income tax expense for fiscal 2004 was $2.9 million.  Following the conversion of the Cooperative, we expect to be treated as a partnership for federal income tax purposes and therefore, we will pay no federal income tax.  Instead, our members will pay tax on their share of our net income.

Liquidity and Capital Resources

Our working capital at August 31, 2006 was $6.8 million compared to $4.5 million at August 31, 2005.  Our current ratio was 1.3 at August 31, 2006 compared to 1.3 at August 31, 2005.  On June 30, 2006, we entered into a new financing agreement with our lenders, amending and restating the credit agreement entered into on September 13, 2004 and first amended on November 30, 2005.  The new agreement provides us with an additional $38.0 million of debt that was used to finance the MoArk Acquisition, and maintains revolving lines of credit and swing loans to facilitate seasonal variations in liquidity requirements.  We expect that cash flow from operations and proceeds from our existing credit lines will be sufficient to fund operations, to make all payments of interest and principal when due, and to make distributions to our members for at least the next 12 months. We may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

The cost of the MoArk Acquisition was financed by $38.0 million of new debt, a $17.0 million note from Land O’Lakes, Inc., the parent of the seller, and the sale of $5.0 million of new Class B Units to Land O’Lakes, Inc.  Transaction costs of approximately $1.1 million were financed from current operations.

Capital expenditures on land and equipment totaled $2.6 million in 2006.  An additional $35.7 million was expended on the purchase of assets relating to the acquisition.  Capital expenditures for 2005 totaled $20.6 million, primarily for the construction of the second phase of expansion at the Thompson facility.  Capital expenditures totaled $19.4 million in 2004.

Our long-term debt including current maturities at August 31, 2006 was $103.7 million, compared to $51.2 million at August 31, 2005, and $33.0 million at August 31, 2004. The increase in long term debt in 2006 is due exclusively to the MoArk Acquisition, less current payments.  Substantially all trade receivables and inventories collateralize our line of credit, and property, plant and equipment collateralize our long-term debt under our loan agreements. We are required by certain provisions of our loan agreements, as amended and restated on June 30, 2006, to maintain (1) a minimum tangible net worth of not less than $28.8 million plus 40% of earnings plus 100% of all equity contributed after August 31, 2005; (2) working capital of no less than $7.0 million; (3) a current ratio of not less than 1.25:1; (4) a leverage ratio which does not get tested until November 30, 2006; (5) a fixed charge coverage ratio of no less than 1.0:1 at fiscal year end, and (6) a requirement that a certain portion of our production be sold under non-market contracts as well as restrictions on the maximum amount of operating leases in effect at any one time.  We complied with all covenants except as the covenant relating to minimum working capital as of August 31, 2006.  We requested a waiver of this non-compliance and received the waiver effective as of August 31, 2006.  We are current on all interest and principal repayment requirements.

We have an interest rate collar agreement that was originally embedded in our Corporate Bonds, Series 2000, which limited the variability of the interest rate on the bonds to a range of 8.46% to 7.31%, and was determined to be clearly and closely related.  During the prior year, we entered into a new financing agreement.  A portion of the proceeds from the new financing was used to retire the Corporate Bonds, Series 2000.  At the time the Corporate Bonds, Series 2000 were retired in September 2004, the interest rate collar agreement became a separate stand-alone agreement.  As of August 31, 2006, the interest rate collar agreement, which terminates on July 10, 2010, has a notional amount of $18.1 million.  The interest rate collar agreement requires that we maintain a collateral account.  The fair value of the interest rate collar agreement is recorded as a reduction of the value of the collateral account in our consolidated balance sheet.  As of August 31, 2006, the net value of the collateral account was $0.5 million.

Net cash flow from operations was $1.4 million for fiscal 2006.  A total of $38.3 million was paid for fixed assets and intangibles during the course of the year.  Proceeds from new debt were $41.0 million and $5.5 million of debt was repaid.  The revolving line of credit provided an additional $1.1 million in funds.  An additional $0.3 million was paid for financing costs related to the MoArk Acquisition.  Cash balances declined $0.5 million at the end of fiscal year 2006.

Net cash flow from operations was $2.0 million in fiscal 2005.  $20.6 million was the cash paid for the purchase of property, plant and equipment.  $2.5 million was returned from our restricted cash account. $2.7 million was received from the revolving line of credit and $42.6 million was received from the issuance of long-term debt and was used to pay off $24.3 million of long-term debt, $10.3 in distributions to our members and $1.5 million was used to pay deferred debt costs.  The net effect of this activity was a reduction in cash of $6.9 million since August 31, 2004.

Net cash flow from operations was $28.7 million for fiscal 2004. This increased level of cash flow was primarily the result of improved profit margins resulting from the record high sales prices. We believes that these profit margins are not sustainable over the long term. See “Overview” above. Despite the increased levels of sales revenue, outstanding accounts receivable remained unchanged. Increase in corn and soybean prices, along with the addition of two more laying flocks, increased inventory $1.9 million. Overall the changes in net non-cash working capital were not material.  This cash flow has allowed us to (1) pay $19.4 million towards the Thompson expansion, (2) make a $1.8 million distribution to its shareholders, (3) set aside $1.1 million to restricted cash account to be used to pay the 2001 bond debt, (4) payoff $2.5 million of long-term debt and (5) increase its cash on hand to $7.6 million.

Contractual Obligations

The following table presents our various known contractual obligations as of August 31, 2006, in thousands:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt	103,718	9,461	36,134	19,369	38,754
Operating Leases	5,202	1,309	2,415	1,169	309
Construction Obligations	—	—	—	—	—
Total	108,920	10,770	38,549	20,538	39,063

The data presented in the preceding table does not include any expected interest payments. We have no material purchase obligations as of August 31, 2006.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included at the end of this document. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared.  On a quarterly basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult and subjective judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates with the Audit Committee of our Board of Managers.

Allowance for Doubtful Accounts.  In the normal course of business, we extend credit to our customers on a short-term basis. Although credit risks associated with its customers are considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations to us (e.g. bankruptcy filings), a specific reserve is recorded to reduce the receivable to the amount expected to be collected. For all other customers, we recognize reserves for bad debts based on management’s experience and the length of time the receivables are past due, generally the entire balance for amounts more than 90 days past due.

Inventories.  Inventories of eggs, processed egg products, feed and supplies are valued principally at the lower of cost (first-in, first-out method) or market. If market prices for eggs and feed grains move substantially lower, we would record adjustments to write-down the carrying values of eggs and feed inventories to fair market value.

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

Long-Lived Assets.  Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives based on management’s experience, which is 7 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. In the year ending August 31, 2006, there were no write-offs as a result of changes to asset useful lives.

We continually reevaluate the carrying value of our long-lived assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this reevaluation, if impairment indicators are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposal. In the year ending August 31, 2006, we determined that no impairment indicators were present in our reevaluation processes.

Intangible Assets

As a result of the MoArk Acquisition that was completed June 30, 2006, we acquired intangible assets consisting of licenses to use certain brand names and trademarks, licenses of certain product technology and certain patents and patent applications.  We have recorded the excess of consideration paid over assets acquired.  Financial Accounting Standard No. 141 “Business Combinations” dictates that values be assigned to certain intangible assets.  We have accordingly made estimates of the values to be carried on our books for intangible assets acquired, including registered and unregistered trade names and trademarks, licensing agreements, and patents and patent applications.  The values of these assets are determined by forecasting future cash flows and assessing the risk of achieving the forecast.  Those intangible assets with finite lives will be amortized over a period matching the life of the underlying intellectual property, for example, the term of the license agreement or the remaining life of the patent.  Those intangibles with indefinite lives have been recorded as goodwill, and will not be amortized over a fixed time period.  Rather, they will be tested for impairment when impairment indicators are deemed present.  As of August 31, 2006, we did not undertake a reevaluation of carrying cost as the intangible assets acquired in the MoArk Acquisition have only been held for two months.  Prior to this fiscal year, there were no intangible assets to test.

Financial Instruments.  Our financial instruments consist primarily of cash equivalents, accounts receivable, long-term receivable, accounts payable, debt, and an interest rate collar agreement.  The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments.  The stated value of our long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and risk characteristics.  The carrying values of long-term debt instruments approximate their fair value because interest rates on such debt are periodically adjusted and approximate current market rates. The interest rate collar agreement manages our exposure to fluctuations in interest rates.  We have accounted for this agreement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, “as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Interest rate swap contracts are reported at fair value with the gain or loss on market value recorded as an increase or reduction of interest expense. At August 31, 2006, no interest rate swap agreements are designated as hedges.  An increase or decrease in the fair value of these financial instruments would result in changes of the recorded value of these financial instruments in our consolidated financial statements.  During the year ended August 31, 2005, we had only one abnormal and material adjustment due to fluctuations in the fair values of financial instruments.  This adjustment recognized a $2.3 million decrease in the recorded value of the collateral on the interest rate collar agreement at the time this agreement was determined to no longer be clearly and closely related to the Corporate Bonds, Series 2000.  In fiscal 2006, a net gain of $1.3 million was recorded as a reduction in interest expense due to changing collateral values.

Recent Accounting Pronouncements

The FASB issued SFAS No. 123R “Share-Based Payment”, as amended, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  We currently do not believe that the adoption of SFAS No. 123R will have a material impact on the consolidated financial statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

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

We do not believe we are subject to any material market risk exposure with respect to interest rates, commodity prices, exchange rates, equity prices, or other market changes that would require disclosure.

Item 8.         Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm and our consolidated balance sheets as of August 31, 2006 and 2005, our related consolidated statements of operations, owners’ equity and cash flows for each of the three years in the period ended August 31, 2006, and the Notes to the Consolidated Financial Statements are set forth listed immediately following the signature page of this Annual Report on Form 10-K.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are no disagreements with the accountants on accounting or financial disclosure.

Item 9A. Controls and Procedures.

Disclosure Control and Procedures

Our Chief Executive Officer, Dana Persson, and our Interim Chief Financial Officer, Thomas A. Powell, have evaluated our disclosure controls and procedures as of the end of the period covered by this report.

In this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer considered whether our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In the course of their evaluation, our Chief Executive Officer and Interim Chief Financial Officer reviewed the process for receiving and communicating to management the Notices of Violation issued by the Iowa Department of Natural Resources relating to the operation of our facility in Thompson, Iowa.  Our Chief Executive Officer and Interim Chief Financial Officer have determined that the receipt of the Notices of Violation in June 2006 and August 2006 was not timely communicated to our Chief Executive Officer and Interim Chief Financial Officer to allow them to make timely decisions regarding required disclosure under the Exchange Act.

A description of the Notices of Violation referred to above and other matters relating thereto may be found under Part II, Item 3. “Legal Proceedings” of this Annual Report on Form 10-K.

Because all of the Notices of Violation were received during the quarter covered by this Annual Report on Form 10-K or subsequent to that quarter, our management believes that the disclosures contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 were appropriate.

In light of the conclusion above regarding the effectiveness of our disclosure controls and procedures, the Company is taking steps to improve by implementing additional training for employees at the Thompson facility, adopting new policies regarding proper communication to supervisors, clarifying responsibility for communications, both internally and externally, and by establishing new and back-up communication channels to ensure that government correspondence and inquiries, any potential legal matter and other similar material information, are specially handled on an expedited basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Pursuant to General Instruction G (3), we omit Part III, Items 10, 11, 12, 13, and 14 and incorporates such items by reference to an amendment to this Annual Report on Form 10-K to be filed within 120 days after August 31, 2006 or to a definitive proxy statement to be filed within 120 days after August 31, 2006 with the Securities and Exchange Commission.

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules.

(a)      The following are filed as part of this report:

1.    Financial Statements

Independent Auditor’s Report
Consolidated Balance Sheets as of August 31, 2006 and 2005
Consolidated Statements of Operations for the years ended August 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Owners’ Equity for the years ended August 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended August 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.    Exhibits

Exhibit Number	Exhibit Description
2.1

Amended and Restated Agreement and Plan of Merger between Midwest Investors of Renville, Inc. and Golden Oval Eggs, LLC (incorporated by reference to Appendix A to the Registration Statement on Form S-4 (File No. 333-112533) (the “Form S-4”)).

3.1	Certificate of Formation of Golden Oval Eggs, LLC dated November 24, 2003 (incorporated by reference to Appendix B to the Form S-4).

3.2	Amended and Restated Limited Liability Company Agreement of Golden Oval Eggs, LLC adopted effective August 31, 2004 (incorporated by reference to Appendix C to the Form S-4).

3.3	Certificate of Designation for Class B Units of Golden Oval Eggs, LLC dated June 30, 2006.

10.1

Employment, Non-Competition and Severance Agreement dated September 1, 2004 between Dana Persson and Golden Oval Eggs, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2005).*

10.2

Employment, Non-Competition and Severance Agreement dated September 1, 2004 between Doug Leifermann and Golden Oval Eggs, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2005).

10.3

Employment, Non-Competition, and Severance Agreement dated May 23, 2006 by and between Golden Oval Eggs, LLC and Robert A. Harrington (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 23, 2006).

10.4

Litter Handling Agreement dated January 1, 2002 by and between Farmers Cooperative Company and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.5 of the Form S-4). **

10.5

Litter Handling Agreement dated March 31, 2003 between Co-op Country Farmers Elevator and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.6 of the Form S-4). **

10.6

Independent Contractor Agreement for Pullet Production dated November 1, 2003 among Pullet Connection, Inc., Barbara Frank and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.7 to the Form S-4).

10.7

Joint Venture Agreement between Midwest Investors of Iowa, Cooperative and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.8 to the Form S-4).

10.8

Land Lease Agreement dated October 1, 1999 between Midwest Investors of Iowa, Cooperative and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.9 to the Form S-4).

10.9

Asset Purchase and Sale Agreement dated as of May 23, 2006 between Moark, LLC, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation, collectively as Seller and Golden Oval Eggs, LLC and GOECP, LP as Buyer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated May 23, 2006).

10.10

Subordinated Promissory Note in principal amount of $17,000,000 dated June 30, 2006 made by Golden Oval Eggs, LLC, a Delaware limited liability company Midwest Investors of Iowa, Cooperative, an Iowa Cooperative, and GOECA, LP as debtors to the order of Land O’ Lakes, Inc.

10.11	Security Agreement dated as of June 30, 2006 by Golden Oval Eggs, LLC, GOECA, LP, and Midwest Investors of Iowa, Cooperative, for the benefit of Land O’ Lakes, Inc.

10.12	Subordination and Intercreditor Agreement dated as of June 30, 2006 made Land O’ Lakes, Inc. in favor of CoBank ACB, as agent.

10.13	Warrant to purchase Units of Golden Oval Eggs, LLC dated as of June 30, 2006 issued to Land O’Lakes, Inc.

10.14	Amended and Restated Credit Agreement dated as of June 30, 2006 among Golden Oval Eggs, LLC, Midwest Investors of Iowa, Cooperative, and GOECA, LP, CoBank ACB, and Metropolitan Life Insurance Company.

21.1	Subsidiaries of Golden Oval Eggs, LLC, the registrant.

23.1	Consent of Moore Stephens Frost PLC.

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

*              Indicates management contract or compensatory plan, contract or arrangement

**           Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Oval Eggs, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson
Dana Persson, President and Chief Executive Officer

By:	/s/ Thomas A. Powell
Thomas A. Powell, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on November 29, 2006 on behalf of Golden Oval Eggs, LLC in the capacities indicated.

(Power of Attorney and Signatures)

Each person whose signature appears below constitutes and appoints Dana Persson and Thomas Powell as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

/s/ Dana Persson	President and Chief Executive Officer
Dana Persson	(principal executive officer)

/s/ Thomas A. Powell	Interim Chief Financial Officer
Thomas A. Powell	(principal financial and accounting officer)

/s/ Chris Edgington	Chairman
Chris Edgington

/s/ Marvin Breitkreutz	Vice Chairman
Marvin Breitkreutz

/s/ Mark Chan	Manager
Mark Chan

/s/ Howard Dahlager	Manager
Howard Dahlager

/s/ Rodney Hebrink	Manager
Rodney Hebrink

/s/ James N. Rieth	Manager
James N. Rieth

/s/ Paul Wilson	Manager
Paul Wilson

GOLDEN OVAL EGGS, LLC

August 31, 2006, 2005 and 2004

Consolidated Financial Statements

With

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Members and Board of Managers
Golden Oval Eggs, LLC
Renville, Minnesota

We have audited the accompanying consolidated balance sheets of Golden Oval Eggs, LLC as of August 31, 2006 and 2005, and the related consolidated statements of operations, changes in owners’ equity and cash flows for each of the three years in the period ended August 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Oval Eggs, LLC as of August 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens Frost

Certified Public Accountants

Little Rock, Arkansas
November 27, 2006

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets

August 31, 2006 and 2005

(In Thousands)

Assets	2006	2005

Current assets
Cash and cash equivalents	$222	$690
Accounts receivable	14,854	4,809
Inventories	16,005	11,189
Restricted cash	779	917
Other current assets	1,076	387
Total current assets	32,936	17,992

Property, plant and equipment
Land and land improvements	11,553	11,163
Buildings	40,669	34,782
Leasehold improvements	860	—
Equipment	72,312	54,819
Construction in progress	57	6,502
	125,451	107,266
Accumulated depreciation	(45,622)	(37,652)
Total property, plant and equipment, net	79,829	69,614

Other assets
Investments	1,576	1,529
Intangible assets, net	20,724	1,773
Goodwill	22,858	—
Note receivable	77	37
Total other assets	45,235	3,339

Total assets	$158,000	$90,945

Liabilities and Owners’ Equity	2006	2005

Current liabilities
Revolving line of credit	$3,869	$2,724
Accounts payable	7,665	2,830
Accrued interest	812	333
Accrued compensation	1,485	1,449
Other current liabilities	2,877	1,519
Current maturities of long-term debt	9,461	4,668
Total current liabilities	26,169	13,523

Long-term debt, less current maturities	94,257	46,546

Commitments and contingencies - See Notes 7 and 12

Members’ equity
Members’ equity	36,701	29,891
Non-controlling interest in consolidated entities	873	985
Total members’ equity	37,574	30,876

Total owners’ equity	37,574	30,876

Total liabilities and owners’ equity	$158,000	$90,945

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Operations

For the Years Ended August 31, 2006, 2005 and 2004

(In Thousands, except per share/members’ unit data)

	2006	2005	2004

Net sales	$93,638	$63,196	$83,543

Cost of goods sold	79,851	52,118	50,693

Gross profit	13,787	11,078	32,850

Operating expenses	9,734	7,677	9,749

Income from operations	4,053	3,401	23,101

Other income (expense)
Interest expense	(3,835)	(6,385)	(2,732)
Non-controlling interest in income of consolidated entities	42	(103)	(41)
Other income	805	750	513
Total other expense	(2,988)	(5,738)	(2,260)

Income (loss) before income taxes	1,065	(2,337)	20,841

Income tax expense (benefit)	2	(378)	2,926

Net income (loss)	$1,063	$(1,959)	$17,915

Basic and diluted earnings per common share/members’ unit	$0.22	$(0.43)	$3.91

Distributions per common share/members’ unit	$—	$—	$4.22

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Changes in Owner’s Equity

For the Years Ended August 31, 2006, 2005 and 2004

(In Thousands)

	Common				Qualified		Non-Controlling
	Stock/		Common	Additional	Written	Unallocated		Interest in	Total
	Class A	Class B	Stock	Paid-in	Notices	Capital	Members’	Consolidated	Owners’
	Units	Units	Amount	Capital	of Allocation	Reserve	Equity	Entities	Equity

Balance - August 31, 2003	4,582	—	$46	$19,923	$—	$6,062	$—	$—	$26,031

Cumulative effect of adoption of FIN-46R	—	—	—	—	—	—	—	866	866

Distributions paid	—	—	—	—	—	(1,833)	—	—	(1,833)

Distributions declared	—	—	—	—	7,250	(17,500)	—	—	(10,250)

Net income	—	—	—	—	—	17,915	—	—	17,915

Non-controlling interest in income of consolidated entities, net of distributions	—	—	—	—	—	—	—	41	41

Balance - August 31, 2004	4,582	—	46	19,923	7,250	4,644	—	907	32,770

Conversion to LLC	—	—	(46)	(19,923)	(7,250)	(4,644)	31,863	—	—

Distributions paid	—	—	—	—	—	—	(13)	—	(13)

Net loss	—	—	—	—	—	—	(1,959)	—	(1,959)

Non-controlling interest in income of consolidated entities, net of distributions	—	—	—	—	—	—	—	78	78

Balance - August 31, 2005	4,582	—	—	—	—	—	29,891	985	30,876

Units issued as compensation	121	—	—	—	—	—	747	—	747

Units issued for acquisition	—	697	—	—	—	—	5,000	—	5,000

Net income	—	—	—	—	—	—	1,063	—	1,063

Non-controlling interest in income of consolidated entities, net of distributions	—	—	—	—	—	—	—	(112)	(112)

Balance - August 31, 2006	4,703	697	$—	$—	$—	$—	$36,701	$873	$37,574

The accompanying notes are an integral part of these consolidated financial statements.

	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$1,063	$(1,959)	$17,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	8,083	6,167	4,412
Amortization	498	228	261
Stock issued as Board of Directors compensation	14	—	—
(Gain) loss on disposals of property, plant and equipment	(9)	(1)	61
Loss on retirement of bonds	—	848	—
Non-controlling interest in income of consolidated entities, net of distributions	(112)	78	41
Unrealized loss on hedging activities	—	2,302	—
Changes in operating assets and liabilities, net of effects of adoption of FIN-46R
Accounts receivable	(10,045)	1,111	368
Inventories	(4,816)	(2,018)	(1,465)
Other current assets	(689)	534	(228)
Accounts payable	4,835	(732)	1,146
Income taxes payable	—	(2,685)	2,685
Accruals and other current liabilities	2,606	(1,918)	3,250
Deferred income taxes	—	—	236
Net cash provided by operating activities	1,428	1,955	28,682

Cash flows from investing activities, net of effects of adoption of FIN-46R
Purchases of property, plant and equipment	(2,612)	(20,641)	(19,397)
Acquisition of Moark assets	(35,703)	—	—
Proceeds from sales of property, plant and equipment	33	4	4
Advance of note receivable	(40)	(14)	—
Purchase of investment in United Mills	—	—	(38)
Purchases of investments in other cooperatives	(59)	(58)	(254)
Retirement of investment in other cooperatives	12	41	292
Net cash used by investing activities	(38,369)	(20,668)	(19,393)

	2006	2005	2004
Cash flows from financing activities, net of effects of adoption of FIN-46R
Net increase in revolving line of credit	$1,145	$2,697	$7
Proceeds from issuance of long-term debt	41,000	42,550	—
Payments of long-term debt	(5,496)	(24,288)	(2,503)
Payment of deferred financing costs	(314)	(1,469)	—
Restricted cash	138	2,534	(603)
Cash distributions	—	—	(1,833)
Patronage dividend	—	(10,263)	—
Net cash provided (used) by financing activities	36,473	11,761	(4,932)

Net increase (decrease) in cash	(468)	(6,952)	4,357

Cumulative cash effect of adoption of FIN-46R	—	—	856

Cash and cash equivalents - beginning of year	690	7,642	2,429

Cash and cash equivalents - end of year	$222	$690	$7,642

Supplementary disclosures of cash flow information
Cash paid during the period for
Interest, net of capitalized interest of $171 and $702 during 2006 and 2005, respectively	$3,664	$3,276	$3,158
Income taxes	2	2,307	—

Supplementary disclosures of non-cash transactions
Patronage dividends declared	$—	$—	$10,250
Qualified written notices of allocation declared	—	—	7,250
and issued	—	—	(7,250)
Class B units issued for acquisition	5,000	—	—
Long-term debt issued for acquisition	17,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

(In Thousands, except per share/members’ unit data)

1.               Summary of Significant Accounting Policies

a.               Organization — Golden Oval Eggs, LLC (the “Company”) was organized as a Delaware limited liability company to affect the reorganization of Midwest Investors of Renville, Inc. (“MIR”) effective August 31, 2004.  MIR was incorporated as a cooperative under the laws of the state of Minnesota in March 1994.  Upon conversion, MIR patrons’ equity, including common stock, additional paid-in capital, qualified written notices of allocation and unallocated capital reserve have been converted into members’ equity of the Company.  At the time of conversion, MIR patrons’ obligations to deliver one bushel of corn per share of common stock pursuant to marketing agreements with MIR were terminated.

b.              Principles of consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GOECA, LP, the accounts of AEI, LLC of which the Company holds a 68% membership interest at August 31, 2006 and the accounts of  variable interest entities in which the Company is the primary beneficiary.  United Mills, a Minnesota Cooperative, of which the Company holds a 33 1/3% membership interest and is also a purchaser of feed produced by United Mills; and Midwest Investors of Iowa, Inc. a lessor of property to the Company.  The Company investments in 20 percent to 50 percent owned entities that are not variable interest entities in which the Company is the primary beneficiary are accounted for using the equity method.  The Company investments in less than 20 percent owned entities that are not variable interest entities in which the Company is the primary beneficiary and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

c.               Business operations and environment — The Company is an integrated poultry and liquid egg processing operation that produces and sells liquid and processed egg products, principally in the United States and Canada.

The Company operates in an environment wherein the commodity nature of both its products for sale and its primary raw materials cause sales prices and purchase costs to fluctuate, often on a short-term basis, due to the worldwide supply and demand situation for those commodities.  The supply and demand factors for its products for sale and the supply and demand factors for its primary raw materials correlate to a degree, but are not the same, thereby causing margins between sales price and production costs to increase, decrease, or invert, often on a short-term basis.

d.              Cash equivalents — The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash and cash equivalents.

e.               Accounts receivable — Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company reviews its customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected.  The Company’s management deems accounts receivable to be past due based on contractual terms.  Amounts will be written off at the point when collection attempts on the accounts have been exhausted.  Management uses significant judgment in estimating uncollectible amounts.  In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance.  While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in the economic, industry or specific customer conditions may require adjustment to any allowance recorded by the Company.  As of August 31, 2006, management has determined that an allowance of $30 is required due to the changing nature of the customer base.  In 2005, no allowance for doubtful accounts was considered necessary by the Company’s management.

f.                 Inventories — Pullet and layer hen inventories are stated at the cost of production which includes the costs of the chicks, feed, overhead and labor.  Layer hen flock costs are capitalized to the point at which the pullet goes into production and are amortized over the productive lives of the flocks, generally 18 to 24 months.  Feed, supplies, ingredients, liquid egg inventories and processed egg products are stated at the lower of cost (first-in, first-out) or market.

g.              Investments — trading securities — From time to time, the Company holds certain commodity futures contracts in the regular course of business to manage its exposure against commodity price fluctuations on anticipated purchases of raw materials.  The contracts are generally for short durations of less than one year.  Although these instruments are economic hedges, the Company does not designate these contracts as hedges for accounting purposes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  As a result, the Company records these contracts as investments and are they classified as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended by SFAS No. 130, “Reporting Comprehensive Income.”  Accordingly, these investments are recorded at fair value based on quoted market prices. The Company’s unrealized gains and losses in the commodities futures contracts are included in earnings in the periods in which they arise.  At August 31, 2006 and 2005, there were no such contracts outstanding.

h.              Property, plant and equipment — Property, plant, leasehold improvements, and equipment are stated at cost and depreciated is provided primarily by the straight-line method over the following lives:

Land improvements	7 to 15 years
Buildings	7 to 39 years
Leasehold Improvements	1 to 3 years
Equipment	3 to 15 years

Costs of maintenance and repairs that do not improve or extend asset lives are expensed as incurred.  Major additions and improvements of existing facilities are capitalized.  For retirements or sales of property, the Company removes the original cost and the related accumulated depreciation from the accounts and the resulting gain or loss is reflected in other income in the accompanying consolidated statements of operations.  Depreciation and repairs and maintenance expenses are allocated to either cost of goods sold or operating expenses in the accompanying consolidated statements of operations based on the nature and use of the related asset.

i.                  Impairment of long-lived assets to be held and used — The Company reviews the carrying value of long-lived assets for impairment whenever certain triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison to the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.  No triggering events or changes in circumstances were identified by management for the years ended August 31, 2006, 2005 and 2004.

j.                  Investments (not in thousands) — Investments include the Company’s investments in St. Paul Bank for cooperatives and four additional cooperatives involved in activities which are similar or complementary to the Company.  Additionally, fiscal years 2006 and 2005 include United Mills’ investment in Land O’Lakes, Inc. and five additional cooperatives involved in activities which are similar or complementary to United Mills.

k.               Restricted cash — Restricted cash consists of cash that is restricted as to future use by contractual agreements associated with the outstanding bonds and an interest rate collar agreement at August 31, 2006 and 2005.  See Note 7 for further discussion of the interest rate collar agreement.

l.                  Intangible assets — Intangibles include patents, brand names, contractual license agreements and costs incurred in connection with the acquisition of financing.  Financing costs are capitalized and amortized over the life of the related financing instrument.  Patents, brand names and licenses are valued based upon net present value of the projected cash flow streams for each within determinable time frames, based upon brand name life (15 years), contractual license agreement terms (10 years) or remaining patent life (11.3 years).  Intangibles are shown net of accumulated amortization on the accompanying consolidated balance sheets.

m.            Goodwill — Goodwill represents the excess purchase price over the fair value of net assets acquired in the acquisition of certain assets from Moark, LLC and its subsidiaries, Cutler at Abbeville, LLC, Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation (the “Moark Acquisition”) on June 30, 2006.  The Company accounts for goodwill in accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” and will test goodwill for impairment on an annual basis or earlier, if facts and circumstances indicate that there may be a potential impairment.  The test for impairment will be based upon a number of factors including operating results, business plans and projected future cash flows.

n.              Derivative financial instruments — The Company entered into an interest rate collar agreement to manage its exposure to fluctuations in interest rates.  The Company has accounted for this agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging” (as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”).  Interest rate swap contracts are reported at fair value with the gain or loss on market value recorded as an increase or reduction of interest expense.  At August 31, 2006, no interest rate swap agreements are designated as hedges.

o.              Income taxes — Golden Oval Eggs, LLC and AEI, LLC are limited liability companies and as such, are treated as partnerships for income tax purposes.  Accordingly, the taxable income or loss of these entities is reported on the individual income tax returns of their members.  No provision for income taxes or deferred income tax liability related to these entities is included in the accompanying consolidated financial statements.

United Mills, Midwest Investors of Iowa, Inc. and MIR (prior to its conversion to a LLC) are subject to federal and certain other income taxes and operate as cooperatives that qualify for tax treatment under Subchapter T of the Internal Revenue Code.  Accordingly, under specific conditions, these entities can exclude from taxable income amounts distributed as qualified patronage refunds to their members.  Provisions for income taxes are recorded only on those earnings not distributed or not expected to be distributed as patronage refunds.

p.              Fair value — The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, long-term receivable, accounts payable and debt.  The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term maturity of such instruments.  The stated value of the Company’s long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and risk characteristics.  The carrying values of long-term debt instruments approximate their fair value because interest rates on such debt are periodically adjusted and approximate current market rates.

q.              Revenue recognition — Revenue is recognized by the Company when the following criteria are met: persuasive evidence of an agreement exists; delivery has occurred (Free-on-Board (“FOB”) shipping point or destination, depending on the customer) or services have been rendered; the Company’s price to the buyer is fixed and determinable; and collectibility is reasonably assured.  All of the Company’s products are delivered directly to its customers.  The Company receives orders for all sales and mails invoices on shipment.  Physical delivery is the point in time at which revenue is considered earned since the risks and rewards of ownership generally rest when title passes to the customer.  FOB terms generally designate at which point title passes to the customer.  These terms are contractual between the parties involved.  Product shipped FOB shipping point is recognized as revenue when the product leaves the Company’s premises.  Product shipped FOB destination is recognized as revenue when the product reaches the customer.  At the time of shipment, all prices are fixed and all sales are made on the basis that collection is expected in line with the Company’s standard payment terms.

r.                 Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

s.               Shipping and handling costs — All shipping and handling costs incurred during the year are included in cost of goods sold in the accompanying consolidated statements of operations.

t.                 Reclassifications — Certain reclassifications have been made to the 2005 and 2004 balances in order to conform to the 2006 presentation.

u.              Recently issued accounting standards — The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment,” as amended, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superceded Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  For the Company, SFAS No. 123R was effective for the reporting period beginning September 1, 2006.  The adoption of SFAS No. 123R did not have a material impact on the results of operations of the Company.

2.               Acquisition of Assets

On June 30, 2006, the Company and its wholly-owned subsidiary, GOECA, LP, purchased from Moark, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation (collectively, the “Seller”) certain assets relating to the business of manufacturing, marketing, selling and distribution of egg products.  Moark, LLC is a subsidiary of Land O’Lakes, Inc. (“LOL”).  GOECA, LP is a newly-formed Delaware limited partnership controlled by the Company that will continue portions of the acquired business.  The purchase was pursuant to an asset purchase agreement dated May 23, 2006.

In connection with the closing, the Company paid the Seller the total purchase price of $60,000 consisting of $38,000 in cash (of which $1,500 was paid as an earnest money deposit in connection with the execution of the asset purchase agreement), an additional $17,000 paid in the form of a subordinated promissory note bearing interest at a rate of 12% per year (the “Note”) issued to LOL and $5,000 paid by issuance of 697,350 Class B Units.  Transaction costs of $1,097 were funded by current operations and became part of the allocated purchase price.

The Company allocated the purchase price based upon the fair value of the assets acquired as follows:

Inventory	$3,394
Land	55
Building	1,850
Leasehold improvements	861
Equipment	12,944
Acquired Intangibles	19,135
Goodwill	22,858

Total purchase price	$61,097

3.               Variable Interest Entities

FASB Interpretation No. 46R (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN-46R”), requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise.  The Company holds various investments or variable interests, that for purposes of FIN-46R, were evaluated and the Company determined that it was the primary beneficiary.  As such, the financial statements of these entities were consolidated in the accompanying consolidated financial statements.  Creditors of the variable interest entities lack recourse to the general assets of the Company as the primary beneficiary.

The Company leases land from Midwest Investors of Iowa, Inc., which it controls.  The Company has determined that it is the primary beneficiary and the lessor is a variable interest entity.  Under FIN-46R, the lessor is required to be consolidated in the Company’s consolidated financial statements as of September 1, 2003.  The land, which totals $1,002 and is collateral for the related obligation, has been recorded as an asset in the Company’s consolidated balance sheets and the outstanding debt has been recorded as a liability.  The Company had recorded a note receivable of $950 from Midwest Investors of Iowa, Inc. which was secured by this land.  The note due in October 2014, bears interest at eight percent and is payable in monthly installments, including interest.  As a result of the FIN-46R implementation, and the consolidation of Midwest Investors of Iowa, Inc. the note receivable was eliminated.

Additionally, the Company owns a 33 1/3% interest in United Mills, a Minnesota cooperative, from which it also purchases feed.  The Company has evaluated its equity investment in United Mills and has determined that United Mills is a variable interest entity under FIN-46R.  The Company has concluded that it is the primary beneficiary as defined by FIN-46R and as a result, the Company is required to consolidate United Mills on September 1, 2003.  FIN-46R requires that the Company account for United Mills as if it had been consolidated since the initial investment in 1995.  A total of $ 1,903 and $1,647 of assets of United Mills recorded in the consolidated balance sheets as of August 31, 2006 and 2005, respectively, serve as collateral for the obligations of the variable interest entity.

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

FIN-46R encouraged but did not require restatement, accordingly, the Company accounted for this change with a cumulative effect adjustment at the beginning of 2004.  The non-cash effects of adoption of FIN-46R for purposes of the statement of cash flows for the year ended August 31, 2004 were as follows:

Accounts receivable	$211
Inventories	(472)
Other current assets	144
Property, plant and equipment	(2,105)
Investments	217
Bond issue costs	(4)
Notes receivable	927
Accounts payable	1,035
Other current liabilities	(153)
Long-term debt	149
Minority interest	907

Cumulative cash effect of FIN-46R adoption	$856

4.               Inventories

Inventories consist of:

	2006	2005

Hens and pullets	$10,050	$9,826
Eggs and egg products	3,409	191
Feed, supplies and other	2,546	1,172

Total inventories	$16,005	$11,189

5.               Intangible Assets, Net

Intangible assets consist of the following:

	2006	2005

Net patent cost ($11,299 less amortization $166)	$11,133	$—
Net brand name cost ($4,040 less amortization $45)	3,995	—
Net license cost ($3,796 less amortization $63)	3,733	—
Net deferred financing costs ($2,679 less amortization $816)	1,863	1,773

Net intangibles	$20,724	$1,773

The amortization periods for these intangible costs range from seven to fifteen years.  The future amortization expense is as follows:

2007	$1,897
2008	1,892
2009	1,866
2010	1,865
2011	1,865
Thereafter	11,339
$20,724

As discussed in Notes 6 and 7, the Company obtained new financing with a financial institution in the fourth quarter of fiscal year 2006.  In conjunction with this refinancing, the Company capitalized financing costs incurred in the amount of $ 314, which is being amortized over the term of the loan.

6.               Revolving Line of Credit

On June 30, 2006, the Company amended the revolving short-term line of credit with a maximum indebtedness of the lesser of $15,000 or the limit established by the borrowing base computation with a variable interest rate (9.75% at August 31, 2006).  The balance at August 31, 2006 and 2005 was $3,869 and $2,724, respectively.  Credit line availability as of August 31, 2006 was $9,504.  The weighted average interest rates for these borrowings were 7.06% and 4.54% for the years ending August 31, 2006 and 2005, respectively, based on average amount outstanding.  The average amount outstanding on the line of credit was $1,504 and $1,481 with a maximum outstanding month end balance of $4,388 and $5,630 for the years ending August 31, 2006 and 2005, respectively.  There is a quarterly nonuse fee at the rate of one quarter of one percent on the daily average unused amount on the line of credit.  The line of credit may be withdrawn immediately upon matured default as defined in the note agreement.  The date of maturity on the line is through April 30, 2007.

7.               Long-Term Debt and Derivative Instruments

Long-term debt consists of:

	2006	2005
Note payable to a bank; variable interest rate, currently at 9.6% as of August 31, 2006, paid monthly, principal paid in equal monthly payments of $317 starting in July 2006 through June 2015; secured by all assets of the Company.	$37,366	$—

Note payable to a bank; bearing interest at 6.1%; interest paid monthly, principal paid in equal monthly payments of $183 through September 2014; secured by substantially all land, buildings and equipment of the Thompson, IA facility, with a net book value of $52,763.	17,784	19,983

Note payable to a company; bearing interest at 12%, secured by a subordinated lien on all pledged assets, interest accrues monthly until June 2008 when monthly installments of $200 will commence maturing on June 1, 2009.	17,000	—

Note payable to a bank; bearing interest at 6.1%; interest paid monthly, principal paid in equal monthly payments of $83 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, IA facility, with a net book value of $52,763.	9,333	10,000

	2006	2005
Note payable to a bank; variable interest rate, currently at 9.7% as of August 31, 2006, paid monthly, principal paid in equal monthly payments of $83 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, IA facility, with a net book value of $52,763.	$9,333	$10,000

Corporate bonds, series 1999, bearing interest at 8.44%; interest payable semiannually, principal payments due in annual installments from 2001 to July 2014 in amounts ranging from $432 to $1,240; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility amounting to a net book value of $7,346.	7,600	8,248

Note payable to a bank; variable interest rate, currently at 6.3% as of August 31, 2006, paid monthly, principal paid in equal monthly payments of $25 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, IA facility, with a net book value of $52,763.	2,800	—

Corporate bonds, series 2001, bearing interest at 8.75%; interest payable semiannually, principal payments in equal annual installments of $300 from 2002 to January 2011; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility amounting to a net book value of $7,346.	1,500	1,800

Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $632; payable in monthly installments of $4 beginning November 2005 through October 2014.	408	450

	2006	2005
Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $327; payable in monthly installments of $5 beginning June 2003 through May 2011.	$267	$324

Note payable to a company; variable interest rate on two-thirds of note balance (4% at August 31, 2006); with remaining one-third of note balance being non-interest bearing; unsecured; payable in annual installments of $30, plus interest, through January 2010.	120	150

Note payable to a bank; variable interest rate; secured by assets of United Mills with lack of recourse to the Company; payable in monthly installments of $2; maturing November 2011.	117	132

Note payable to a company; bearing interest at 2%, unsecured: payable in annual installments of $10, plus interest, through November 2014.	90	100

Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $19; payable in monthly installments of $3, maturing July 2006.	—	27
	103,718	51,214
Less current maturities	9,461	4,668

Long-term debt, less current maturities	$94,257	$46,546

Aggregate maturities of long-term debt are as follows:

2007	$9,461
2008	10,138
2009	25,996
2010	9,668
2011	9,701
Thereafter	38,754

Total	$103,718

The Company entered into an Amended and Restated Credit Agreement dated June 30, 2006 for a new term loan and a revolving line of credit (see Note 6) through a financial institution.  The proceeds were used fund an acquisition of assets from Moark, LLC and its subsidiaries (see Note 2).  The Amended and Restated Credit Agreement contains certain restrictive covenants including covenants requiring the Company to maintain (1) a minimum tangible net worth of not less than $28,800+(40% x net earnings)+equity contributed; (2) working capital of no less than $7,000; (3) current ratio of not less than 1.25 to 1.00; (4) leverage ratio of no more than 6.50 to 1.00 (effective 11/30/2006); (5) a fixed charge coverage ratio no less than 1.00 to 1.00; and (6) a risk management percentage requiring a certain percentage of egg production (based on egg production under contract divided by total finished egg production) based on the Company’s current ratio.  As of August 31, 2006, the Company was in compliance with all covenants, but the minimum working capital covenant.  The Company’s lenders waived this covenant violation as of August 31, 2006.

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

The interest rate collar agreement was originally embedded in its Corporate Bonds, Series 2000, which limited the variability of the interest rate on the bonds to a range of 8.46% to 7.31%, and was determined to be clearly and closely related.  During 2005, the Company entered into a new financing agreement.  A portion of the proceeds from the new financing were used to retire the Corporate Bonds, Series 2000.  At the time the Corporate Bonds, Series 2000 were retired in September 2004, the interest rate collar agreement became a separate stand alone agreement.  As of August 31, 2006, the interest rate collar agreement, which terminates on July 10, 2010, has a notional amount of $18,130.  The interest rate collar agreement requires that the Company maintain a collateral account.  The fair value of the interest rate collar agreement is recorded as a reduction of the value of the collateral account in the accompanying consolidated balance sheets.

For the fiscal year ended August 31, 2005, the Company recognized non-cash charges before income taxes of $2,302 from the change in fair value of this derivative financial instrument.

For fiscal year ended August 31, 2006, the Company recognized cash income from the derivative of $1,349.

8.               Income Taxes

Income taxes consist of:

	2006	2005	2004

Current tax (benefit) expense	$2	$(378)	$2,690
Deferred tax expense	—	—	236

	$2	$(378)	$2,926

A reconciliation between income taxes at the federal statutory rate and the Company’s income taxes is as follows:

	2006	2005	2004

Federal income taxes at statutory rate	$—	$—	$7,087
State income taxes, net of federal taxes and state NOL carryforwards	—	—	1,361
Effect of (utilization) generation of NOL carryforwards	—	—	(3,220)
Deduction for retirement of non-qualified per-unit retains	—	—	(386)
Effect of patronage distributions	—	—	(7,082)
Gain on conversion to limited liability company	—	(380)	7,064
Tax basis adjustment for inventory	—	—	(673)
Accrued vacation	—	—	15
263a adjustment	—	—	(1)
Tax basis adjustment for depreciation	—	—	(1,239)
Tax expense of consolidated variable interest entities	2	2	—

	$2	$(378)	$2,926

During the year ended August 31, 2004, the Company was subject to federal income tax only on certain nondeductible expenses and any amount of net proceeds not returned to patrons in the form of cash, qualified written notices of allocation or qualified per unit retainage certificates issued within eight and one-half months after the fiscal year end.

Temporary differences giving rise to deferred tax assets relate to alternative minimum income tax credit carryforwards.  These carryforwards were generated during fiscal 1998 and 1997.  These carryforwards were utilized to offset the 2004 regular income tax liability of the Company.

In 2005, MIR filed its final tax return as a cooperative, for the year ended August 31, 2004.  As of August 31, 2004, the Company accrued for the estimated liability related to MIR’s final tax return.  The actual liability paid in 2005 related to this final return was $380 less than the accrued liability at August 31, 2004.  This amount was recorded as an income tax benefit in the accompanying 2005 consolidated statement of operations.

9.               Owners’ Equity

a.               Description of members’ equity — Upon conversion to a limited liability company, MIR’s patrons’ equity, including common stock, additional paid-in capital, qualified written notices of allocation and unallocated capital reserve have been converted into Class A Units of the Company.  As of August 31, 2006, there were 4,702,965 Class A Units outstanding.  Each unit holder holding a Class A Unit has the right to a pro rata share of the Company’s profits and losses, subject to any preferential rights of any other class of units the Company may issue in the future; receive distributions when declared by the Board of Managers ratable in proportion to units held, subject to any preferential rights of any other class of units the Company may issue in the future and to any applicable lender restrictions; and to vote on matters submitted to a vote of the Company’s members, if the unit holder is also a member.  Membership in the Company is available to any individual, corporation or other entity which acquires a minimum of 2 Class A Units and is approved for membership by the Board of Managers.  Each member has one vote for each Class A Unit held on matters submitted to the members for approval.  A member may not transfer units without approval by the Board of Managers or without compliance with or waiver of certain conditions and procedures.

In connection with the asset acquisition described in Note 2, the Company obtained assets valued at $5,000,000 in exchange for the issuance to LOL of 697,350 newly-created Class B Units of the Company.  The Class B Units are designated and issued pursuant to, and shall be entitled to such rights, preferences and benefits which are set forth in the Certificate of Designation (the “Certificate”), which is incorporated as a part of the Company’s Limited Liability Company Agreement.  On June 30, 2006, LOL was admitted as a Class B member of the Company.  The Certificate authorizes the issuance of 697,350 Class B Units plus such number as are issuable upon exercise of the warrant to purchase Class B Units, as described below.  The Certificate may not be amended without the approval of the Class B member.

Pursuant to the Certificate, the financial and governance interests of the Class B Units and the rights of the holders of Class B Units are equal in all respect to those of the Class A Units and holders of Class A Units.

Class B members are entitled to one vote for each Class B Unit held by the Class B member, with all votes cast by the Class B member counted with all votes cast by Class A members in determining whether a matter requiring a vote of members has been adopted and approved by the members.  Further, the Class B Unit holders shall have the right to convert the Class B Units into Class A Units on the basis of one Class B Unit for one Class A Unit.  The Certificate also provides the Class B member preemptive rights to make additional capital contributions to purchase units of the Company before the Company may accept additional capital contributions from other persons or may enter into contribution allowance agreements with other persons, subject to certain exceptions.  If the Class B Unit holder does not exercise its preemptive rights and if the Company issues units at an equivalent value of less than $7.17 per Class B Unit, then, for so long as the Company is indebted to LOL, the Company must issue additional units to the Class B Unit holder so that the consideration value paid for the Class B Units is not diluted by the additional capital contribution, subject to certain exceptions.  LOL has the right to an observer for all of the Company’s Board of Managers meetings, whether scheduled or specifically called.  This observation right will continue for the following periods, whichever is longer: (1) LOL is in compliance with covenants regarding noncompetitive activities and the Company is indebted to LOL under a subordinated loan or note as part of the transaction to acquire assets from Moark, LLC and others; (2) LOL is a member holding Class B Units; or (3) the period for the earn out under the asset purchase agreement relating to the acquisition from Moark, LLC and it subsidiaries.  The Certificate also provides that the Company may not create a class or series of units having rights, powers, preferences or privileges greater or superior in any respect to the Class B Units or the holders of Class B Units, unless the provisions apply equally to Class A Units and the holders of Class A Units; or amend the Limited Liability Company Agreement or any appendices thereto if the amendment would modify the limited liability of a Class A and Class B Unit holder, or the voting rights or interest of a Class A and B Unit holder in profits, losses, other items of income or loss, or any distributions unequally where the amendment adversely affects only the Class B Unit holder.

In connection with the note, the Company issued to LOL a warrant dated June 30, 2006 for the purchase of Class B Units of the Company (the “Warrant”).  In the event that the note issued to LOL in connection with the asset acquisition is not paid in full on or before July 1, 2009, the Warrant will become exercisable for such number of Class B Units as is equal to 10% of all the issued and outstanding units of the Company.  The Warrant will expire on July 1, 2011 and has an exercise price of $.01 per Class B Unit.  If the note is paid in full at any time prior to July 1, 2009, the Warrant will be void.

Basic earnings per member unit is computed by dividing income available to members by the weighted average number of member units outstanding for the period.  Diluted earnings per member unit is computed based on net income divided by the weighted average number of member units and potential member units.  Member unit equivalents include those related to share-based compensation, convertible notes and warrants; however, the Company had no such member unit equivalents during the year ended August 31, 2006.  The weighted average number of member units outstanding for computing basic and diluted earnings per unit was 4,811,023 during the year ended August 31, 2006.

b.              Description of patrons’ equity — Authorized capital as of August 31, 2004 consisted of 50,000 shares of common stock, par value of one cent and 10,000 shares of revolving preferred stock, par value of one cent.  As of August 31, 2004, common shares issued and outstanding are 4,582.  Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed based on net income divided by the weighted average number of common and potential common shares.  Common share equivalents include those related to stock options, convertible notes and warrants; however, the Company had no such common share equivalents during the year ended August 31, 2004.  The weighted average number of common shares outstanding for computing basic and diluted earnings per share was 4,582 during the year ended August 31, 2004.  No preferred stock was issued or outstanding as of August 31, 2004.

c.               Per unit retains — The Company may require investment in its capital in addition to the capital raised through the sale of common and preferred equity.  This investment will be direct capital investments from a retainage on a per unit basis of the products, principally grain, purchased from its members.  In addition, such retained amounts will be made on all products delivered, in the same amount per unit and will at no time become a part of net annual savings available for patronage.

d.              Unallocated capital reserve — The Company’s net operating margin, less any amount distributed or allocated to patrons as written notices of allocations, is included in the unallocated capital reserve.  In accordance with its bylaws, the Company allocates patronage margins to its patrons as determined for income tax purposes.  These allocations may be made in cash, units or in the form of written notices of allocations in proportions determined by its Board of Managers.

e.               Distributions — The Company’s bylaws provide that, each year, annual savings be distributed to members and patrons on the basis of their patronage with the Company.  The distribution can be made in cash, units or written notices of allocation or any combination thereof.  The distributions must be made within 8 1/2 months after the end of the fiscal year.  Distributions declared for the year ended August 31, 2004 were $17,500, $10,250 of which will be paid in cash and $7,250 of which will be made in written notices of allocation.

f.                 Non-controlling interest — Non-controlling interest represents the non-controlling members’ proportionate share of the equity of AEI, LLC, the minority stockholders’ proportionate share of the equity of United Mills, and the patrons’ equity in Midwest Investors of Iowa, Inc.  At August 31, 2006, the Company owned 68% and at August 31, 2005, it owned 60% of the equity and voting control of AEI, LLC, which requires that AEI, LLC’s operations be included in the consolidated financial statements of the Company.  At August 31, 2006 and 2005, the Company owned 33 1/3% of United Mills’ equity.  United Mills is accounted for as a variable interest entity in which the Company has been determined to be the primary beneficiary, which requires that United Mills’ operations be included in the consolidated financial statements of the Company.  At August 31, 2006 and 2005, the Company did not own any interest in Midwest Investors of Iowa, Inc.  Midwest Investors of Iowa, Inc. is accounted for as a variable interest entity in which the

Company has been determined to be the primary beneficiary, which requires that Midwest Investors of Iowa, Inc.’s operations be included in the consolidated financial statements of the Company.  The 32% equity interest of AEI, LLC, the 66 2/3% interest of United Mills and the 100% interest of Midwest Investors of Iowa, Inc. not owned by the Company are shown as non-controlling interest in the accompanying 2006 and 2005 consolidated financial statements.

10.         Related Party Transactions

The Company has entered into a grain handler agreement with a cooperative which has an ownership interest in the Company.  For the years ended August 31, 2006, 2005 and 2004, the Company has purchased services totaling $4, $33 and $104, respectively, from this cooperative, with accounts payable for these services of $0, $7 and $3 as of August 31, 2006, 2005 and 2004 respectively.

For the year ended August 31, 2003, the Company has purchased feed totaling $5,030 from United Mills.  These transactions were eliminated through consolidation of the financial statements as of and for the years ended August 31, 2005 and 2004, as a result of the implementation of FIN-46R (see Note 2).

The Company leases land from a commonly managed cooperative and the Company holds a note receivable of $950 and mortgage for that land from the cooperative.  Rent expense for the year ended August 31, 2003 totaled $78.  Interest income for the year ended August 31, 2003 totaled $76.  These transactions were eliminated through consolidation of the financial statements, as of and for the years ended August 31, 2005 and 2004, as a result of the implementation of FIN-46R (see Note 2).

The Company had approximately $190 included in accounts receivable at August 31, 2004, for litter sales to related parties with total sales of $262, $42 and $234 for the years ending August 31, 2006, 2005 and 2004, respectively, which are included in other income in the accompanying consolidated statements of operations.  There were no such amounts owed to the Company for such sales at August 31, 2006 or 2005.

As a result of the MoArk Acquisition completed on June 30, 2006, the Company issued 697,350 of its newly-created Class B Units to LOL. See Note 2 for a description of the consideration paid by the Company in the MoArk Acquisition.  The Certificate of Designation relating to the Class B Units provides that each Class B Unit is convertible at any time into one Class A Unit at the election of the holder.  See Note 9(a) for a description of the Class B Units.  Therefore, as of August 31, 2006, LOL is the beneficial owner of 12.9% of the Company’s Class A Units, based upon 4,702,965 Class A Units outstanding as of August 31, 2006.  As a result of its beneficial ownership, LOL is considered a related party for the purposes of this Note 10.  In addition to the Notes and other agreements relating to our payment of the purchase price, the Company and LOL (or its affiliates) also became parties to agreements as a result of the MoArk Acquisition under which the Company paid or accrued as an expense the following amounts to LOL (or its affiliates) during the period from July 1, 2006 to August 31, 2006, the period following the closing of the MoArk Acquisition to the Company’s fiscal year end:  egg supply agreement with MoArk, LLC, $767; research and development services agreement, $45; sublease of Norco, California facility, $23;  trademark license agreements, $18; and transition and shared services agreement, $260.

11.         Pension Plan

The Company has a defined contribution plan with a 401(k) feature which covers all full-time employees that have six months of eligible service.  Employees are permitted to contribute up to their individual permissible legal limits.  The Company may make, but is not required to make, a matching contribution to the plan of an amount and type determined each year.  The Company may also make, but is not required to make, a discretionary contribution to the plan for a plan year.  Contributions made by the Company to the plan totaled $406, $318 and $262 for the years ended August 31, 2006, 2005 and 2004, respectively.

12.         Commitments and Contingencies

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

b.              The Company leases certain equipment and land under various lease agreements that are classified as operating leases.  Rent expense for all operating leases amounted to $712, $302 and $231 for the years ended August 31, 2006, 2005 and 2004, respectively.  At August 31, 2005, future minimum rental commitments under non-cancelable operating leases are as follows:

2007	$1,309
2008	1,250
2009	1,165
2010	729
2011	440
Thereafter	309

$5,202

c.               At August 31, 2005, the Company had committed to contracts for the layer houses and office addition totaling $7,729 with $1,502 remaining on the projects.  These projects were all completed in 2006.

d.              The Company’s Thompson, Iowa facility has an industrial wastewater treatment facility designed to treat wastewater from egg breaking.  The Thompson facility also has an associated National Pollution Discharge and Elimination System (“NPDES”) permit from the Iowa Department of Natural Resources (“IDNR”) that governs the quality of the wastewater influent to and effluent from the treatment facility.

On June 14, 2006, a Notice of Violation (“NOV”) was issued against the Company by the IDNR regarding alleged violations of the NPDES permit limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen.  Additional NOVs were issued on August 24, 2006 and November 13, 2006 relating to the same alleged NPDES permit violations for different time periods.  On November 15, 2006, the Company was notified by the IDNR that the IDNR intends to ask the Iowa Environmental Protection Commission to refer the matter to the Iowa Attorney General to seek appropriate relief through the courts, which may include a judicial consent decree.

The Company and legal counsel are investigating the facts underlying the NOVs, and have met with IDNR representatives to address the resolution of the NOVs and compliance with the NPDES permit.  At this time, the outcome of the resolution of the NOVs cannot be ascertained.  However, the resolution of the NOVs is likely to result in capital expenditures for permanent improvements to the wastewater treatment facility, as well as expenditures for interim improvements while permanent improvements to the wastewater treatment facility are permitted and constructed, and may also involve the assessment against us of a monetary penalty.  The expense associated with the interim solution, permanent improvement to the wastewater treatment facility, compliance with the NPDES permit and the amount of penalty or fine imposed by the IDNR may be significant, both individually and in the aggregate.  However, management cannot reasonably estimate the amount of such costs at this time.

e.               During the year ended August 31, 2004, the Board of Managers of the Company approved a bonus for its president and chief executive officer to be paid in the combined form of cash and approximately $575,000 in restricted Class A Units of the Company.  Certain of the terms and conditions of the restricted Class A Unit grant were agreed to by the Board of Managers and the president of the Company subsequent to year end.  The liability for this bonus has been included in accrued compensation in the accompanying consolidated financial statements at August 31, 2005 and 2004.

13.         Concentrations of Credit Risk

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

At August 31, 2006, 2005 and 2004, the Company maintained cash balances with financial institutions in excess of the federal deposit insurance limit.

14.         Major Customers

At August 31, 2006, the Company has supply agreements for liquid egg products with three of its major customers, which expire at various times over the next five years.  Sales to these three customers are presented as follows as a percentage of total sales: 23%, 14%, and 31% for the year ending August 31, 2006, 31%, 20%, and 33% for the year ending August 31, 2005 and 24%, 24%, and 30% for the year ending August 31, 2004.  The Company had balances due from these customers of $1,201, $1,250, and $2,766 at August 31, 2006, respectively, and $933, $989, and $1,424 at August 31, 2005, respectively.

The third customer discussed above has operations in Canada.  Sales to the non-U.S. subsidiary of this customer represented 4%, 6% and 8% of total sales for the years ending August 31, 2006, 2005 and 2004, respectively.  The Company had balances due from these non-U.S. sales of $191 and $181 at August 31, 2006 and 2005, respectively.

15.         Quarterly Financial Data

Quarterly financial data is as follows:

	Net Sales	Operating Income (Loss)	Net Income (Loss)	Earnings Per Share or Unit (Basic and Diluted)	Weighted Average Outstanding Shares/Units
Fiscal year 2006 quarter ended:
November 30, 2005	$19,033	$1,913	$1,583	$0.34	4,689
February 28, 2006	19,082	973	545	0.12	4,689
May 31, 2006	19,217	1,052	532	0.11	4,698
August 31, 2006	36,306	115	(1,597)	(0.31)	5,168

	$93,638	$4,053	$1,063	$0.22	4,811

Fiscal year 2005 quarter ended:
November 30, 2004	$17,295	$2,720	$1,350	$0.29	4,582
February 28, 2005	15,042	1,499	684	0.15	4,582
May 31, 2005	15,678	(202)	(678)	(0.15)	4,582
August 31, 2005	15,181	(616)	(3,315)	(0.72)	4,582

	$63,196	$3,401	$(1,959)	$(0.43)	4,582

Fiscal year 2004 quarter ended:
November 30, 2003	$20,471	$7,708	$7,049	$1.54	4,582
February 29, 2004	20,425	7,549	6,921	1.51	4,582
May 31, 2004	21,344	6,209	5,539	1.21	4,582
August 31, 2004	21,303	1,635	(1,531)	(0.35)	4,582

	$83,543	$23,101	$17,978	$3.91	4,582