Form 10-K/A
period 2006-08-31
GOLDEN OVAL EGGS LLC
filed 2006-12-29
CIK 1271285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

AMENDMENT NO. 1 TO

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

As of December 25, 2006, there were outstanding 4,721,527 Class A Units and 697,350 Class B Units.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Description of Amendment

This Amendment No. 1 to the Annual Report on Form 10-K of Golden Oval Eggs, LLC is being filed to provide the information called for by Items 10-14 of Part III of Annual Report on Form 10-K for the year ended August 31, 2006.  Therefore, Items 10-14 of Part III are hereby amended to read as stated below.

This Amendment No. 1 to the Annual Report on Form 10-K of Golden Oval Eggs, LLC is also being filed to correct the number of Class A Units and Class B Units stated as outstanding as of August 31, 2006, which was 4,702,677 Class A Units and 697,350 Class B Units.  Additionally, as of November 26, 2006, there were outstanding 4,721,527 Class A Units and 697,350 Class B Units.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Under our Limited Liability Company Agreement, the number of managers is to be set by the Board of Managers, but may not be less than five.  The Board has set the number of managers at seven.  Our Limited Liability Company Agreement provides that the board of managers is classified into three classes, the members of each class to serve for a staggered term of three years. As the term of each class expires, the successors to the managers in that class will be elected for a term of three years. Below is certain biographical and other information regarding our managers.

Information Regarding Our Managers

Name and Address	Age	Position	Term Expires
Chris Edgington	45	Manager, Chairman of the Board	2008

Marvin Breitkreutz	63	Manager, Vice Chairman of the Board	2008

Mark Chan	47	Manager, Secretary/Treasurer of the Board	2008

Paul Wilson	51	Manager	2007

Rodney Hebrink	49	Manager	2007

Howard Dahlager	58	Manager	2009

James N. Rieth	66	Manager	2009

Chris Edgington.    Mr. Edgington has served as a director of the predecessor cooperative from February 2000 through the date of conversion and has served as a manager since that time.  He currently serves on the board of Ag Ventures Alliance.  Since 1984, Mr. Edgington has been actively involved in his family farming operation, which raises corn, soybeans, sweet corn, peas and millet.  The family farm also has a cow and calf herd, as well as a farrow to finish hog operation.

Marvin Breitkreutz.    Mr. Breitkreutz is the Vice Chairman of Golden Oval Eggs board and has been with the company since its formation in 1994.  He also serves as Chairman of the Red River Valley Farmers Insurance Pool.  Marvin has served on the board for the Southern Minnesota Sugar Beet Cooperative, as well as being a past township supervisor and previous chairman of the Renville County Farm Bureau.  Marvin lives and farms near Renville, Minnesota where he raises sugar beets, corn and soybeans.

Mark Chan.    Mr. Chan previously served as a director of the cooperative from February 2000 through the date of the cooperative’s conversion and now serves as a manager.  He previously served as Vice Chairman and is currently serving as Secretary/Treasurer.  Also, Mr. Chan was a past director of Co-Op Country Farmers Elevator and ValAdCo.  Mark is an owner and manager of a family farm operation near Renville, Minnesota that raises corn, soybeans and green peas.

Paul Wilson.   Since 2000, Mr. Wilson has been Vice-President/Loan Officer of the F & M Bank in Clarkfield, Minnesota, where he has been employed since 1998.  A fifth generation farmer, he has experience raising grain and turkeys on his family farm.  Currently, Mr. Wilson serves on the boards of the Economic Development Association and the Upper Minnesota Valley Business Development Association.  Mr. Wilson is also a member of the development board of the Clarkfield Charter School, President of the Clarkfield Lions Club and the Clarkfield Lutheran Church.

Rodney Hebrink.  Mr. Hebrink was elected as a manager of Golden Oval Eggs in 2005.  He has been the Senior Vice President of AgStar Financial Services, ACA, since 1995.  He previously served AgStar as Vice President and Chief Financial Officer.  Prior to his employment with AgStar, Mr. Hebrink held the position of Assistant Vice President in the Agribusiness division of Norwest Bank and also of St. Paul Bank for Cooperatives.

Howard Dahlager.  Since 1981, Mr. Dahlager has been a controlling shareholder and officer of JSF, Inc.  In addition to farming approximately 2,000 acres of corn, soybeans, wheat and sugar beets, JSF operates a seed conditioning facility that works with Stine Seed Company to distribute soybean seed throughout southern Minnesota.  He has previously served on the boards of Minnesota Crop Improvement Association, Minnesota Corn Processors, LLC and Minnesota Soybeans Growers Association.  Mr. Dahlager received his Bachelor of Science degree in mathematics from Moorhead State University.

James N. Rieth.     From 1989 until his retirement in 2000, Dr. Rieth served as President and Chief Executive Officer of Jennie-O Foods, Inc.  Since 2000, Dr. Rieth has taught business management courses.  Since 2003, he has also served as the board of governors of Syntiron, LLC, a biopharmaceutical company focused on the prevention and treatment of human disease resulting from bacterial infections.  Dr. Rieth received his doctorate in agricultural economics, an Masters of Science degree in Industrial Administration and a Bachelor of Science degree in mechanical engineering, all from Purdue University.  Dr. Rieth currently serves on the advisory board of Advance Food Company.  Dr. Rieth also serves on the Board of Directors of Southern Minnesota Sugar Beet Cooperative.

Information Regarding Our Executive Officers

Below is certain biographical and other information regarding our current executive officers.

Name	Age	Position
Dana Persson	48	President/Chief Executive Officer
Thomas A. Powell	54	Interim Chief Financial Officer
Robert Harrington	46	Chief Operating Officer and Executive Vice President of Marketing

Dana Persson.  Mr. Persson served as our President and Chief Executive Officer from our formation as a cooperative in 1994 through the conversion of the cooperative to our limited liability company and through to the present. He has served on a committee for United Egg Producers since 2001, and has been a member of the Board of Directors for United Mills since 1994, serving as its Chairman of the Board since 2001. Prior to 1994, he served as President/CEO of Co-op Country Farmers Elevator of Renville, Minnesota, and general manager of a number of grain marketing and farm supply cooperatives in Minnesota.

Thomas A. Powell.  Mr. Powell was appointed as our Interim Chief Financial Officer on October 12, 2006.  Since August 2005, Mr. Powell has been a partner of Tatum LLC, an executive services firm.  While a partner of Tatum, Mr. Powell served as the Chief Financial Officer of The Steak-Umm Company, Inc., a provider of frozen sliced beef to the grocery and mass merchandise trade, from August 2005 to March 2006.  Prior to joining Tatum, Mr. Powell served as the Chief Financial Officer of Michelin Footwear, a licensee of Michelin, the French tire company, from March 2004 to July 2005.  From July 2002 to March 2004, he was engaged in consulting and self-employed.  From September 1997 to December 2000, Mr. Powell served first as the Chief Financial Officer and then from December 2000 to July 2002 as the Vice President and General Manager of Alden Merrell Fine Desserts.  Mr. Powell has a Bachelors Degree in Economics from the University of Pennsylvania and a Master of Business Administration from the Wharton School of the University of Pennsylvania.

Rob Harrington.  Mr. Harrington was appointed as our Chief Operating Officer and Executive Vice President of Marketing on  May 23, 2006. From April 2006 to May 2006, Mr. Harrington was a consultant to us focusing on the creation of the business and acquisition/integration plan.  From April 2003 to March 2006, Mr. Harrington served as Senior Vice President of Sales & Marketing for Novartis Nutrition Corporation in Minneapolis, Minnesota.  From October 2000 to March 2003, Mr. Harrington was Senior Vice President of Sales of Novartis Nutrition Corporation in Minneapolis.  Novartis Nutrition Corporation, a subsidiary of Novartis AG, Basel, is a global pharmaceutical and consumer healthcare products company.  Mr. Harrington earned a B.S. in Business Administration from Minnesota State University Mankato.

Committees of the Board of Managers

Our Board of Managers has appointed a Compensation Committee, an Audit Committee, a Nominating Committee and a Strategic Alternatives Committee.

The Compensation Committee makes recommendations to our Board of Managers regarding stock and compensation plans, approve transactions of certain officers and grant stock options.  The Compensation Committee operates under a written charter adopted on November 29, 2006 that may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com. Messrs. Breitkreutz, Hebrink and Chan serve as the members of the Compensation Committee.  The Compensation Committee met three times in fiscal year 2006.

The Audit Committee selects the independent auditors, reviews the scope of audit and other services by the independent auditors, reviews the accounting principles and auditing practices and procedures to be used for our financial statements and reviews the results of those audits.  The Audit Committee operates under a written charter adopted on November 29, 2006 that may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com.  Messrs. Wilson, Chan and Dahlager serve as members of the Audit Committee and each is independent under Rule 10A-3 of the Securities Exchange Act of 1934.  While none of the current members of the Audit Committee qualify as an “audit committee financial expert” within the meaning of Securities and Exchange Commission regulations, the Board of Managers believes that the members of the Audit Committee collectively have such knowledge and expertise to perform their duties as members of the Audit committee.  The Audit Committee met four times in fiscal year 2006.

The Nominating Committee recommends nominees to our Board of Managers. Messrs. Rieth, Wilson and Hebrink currently serve as the members of the Nominating Committee.  The Nominating Committee acts under a written charter adopted on November 29, 2006 that may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com.  The Nominating Committee met four times in fiscal year 2006.

The Strategic Alternatives Committee will review potential strategic alternatives for us to pursue with regard to significant business transactions such as potential outside equity investments, and make recommendations to our Board of Managers regarding these strategic alternatives.  Messrs. Wilson, Hebrink and Rieth currently serve as the members of the Strategic Alternatives Committee.

Code of Ethics

On November 29, 2006, we adopted a Code of Ethics and Business Conduct that applies to all managers, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code”). The Code is a written code of ethics designed to deter wrongdoing and to promote (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and (5) accountability for adherence to the Code.  The Code may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our managers and executive officers, and persons who own more than 10% of our Class A Units, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Class A Units and our other equity securities. The insiders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4, and 5.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended August 31, 2006, all Section 16(a) filing requirements applicable to our insiders were complied with.

ITEM 11.               EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ending August 31, 2006, August 31, 2005 and August 31, 2004, the cash compensation paid by us, as well as certain other compensation paid or accrued for those years, to (a) our President and Chief Executive Officer, Dana Persson; (b) the up to four next most highly compensated executive officers whose base salary and bonus for 2006 exceeded $100,000; and (c) up to two additional individuals for whom disclosure would have been required but for the fact that the individuals were not serving as an executive officer at the end of fiscal year 2006 (each, a “Named Executive Officer”).

Summary Compensation Table

						Long-Term
		Annual Compensation				Compensation
				Other		Value of Award	All
	Fiscal			Annual		of Restricted	Other
Name and Position	Year	Salary	Bonus(1)	Compensation		Class A Units (2)	Compensation(3)
Dana Persson	2006	$267,560	$123,500	$17,257	(4)	$91,000	$15,343
President/Chief	2005	260,125	32,500	17,257	(4)	32,500	11,520
Executive Officer	2004	192,807	385,614	15,570	(4)	385,614	11,568

Doug Leifermann (5)	2006	$184,615	$81,000	$9,279	(4)	$—	$13,477
Vice President/Chief	2005	160,000	20,000	9,279	(4)	20,000	7,200
Financial Officer	2004	103,077	529,669	7,778	(4)	—	6,185

Robert A. Harrington (6)	2006	$63,692	$20,625	$50,000	(7)	$20,625	—
	2005	—	—	—		—	—
	2004	—	—	—		—	—

(1)                   For each Named Executive Officer, consists of (A) the cash portion of bonuses paid in the fiscal year that were accrued for in the prior fiscal year in the amount noted and (B) for 2006, the cash portion of bonuses accrued in 2006 that will be paid in 2007.  All bonuses were granted to the Named Executive Officers under their respective employment, non-competition and severance agreements.

(2)                   For fiscal year 2006, consists of the following number of restricted Class A Units granted to the Named Executive Officers as a bonus under their respective employment, non-competition and severance agreements for 2006 performance effective as of September 1, 2006:  Mr. Persson, 11,926 Class A Units and Mr. Harrington, 2,703 Class A Units.  Please see “Employment Agreements – Employment Agreements with Dana Persson and Robert A. Harrington” for a description of the terms of these restricted Class A Units.

(3)                   Consists of matching contributions by us on behalf of the executive officer under our 401(k) plan.

(4)                   Includes a vehicle allowance for Mr. Persson of $7,770 per year and remaining amounts for the Named Executive Officer consist of medical insurance contributions.

(5)                   Mr. Leifermann resigned as our Chief Financial Officer effective as of October 20, 2006.

(6)                   Mr. Harrington began serving as our Chief Operating Officer on May 23, 2006 and therefore, compensation for fiscal year 2006 represents a partial year.

(7)                   Consists of a cash signing bonus paid to Mr. Harrington on May 23, 2006.

Employment Agreements

Employment Agreements with Dana Persson and Robert A. Harrington

Effective September 1, 2004, we entered into an employment, non-competition and severance agreement with our President and Chief Executive Officer, Dana Persson for an initial term of employment ending August 31, 2007.  Under the agreement, we will pay Mr. Persson an annual base salary of $260,000.  Effective as of May 23, 2006, we entered into a similar employment, non-competition and severance agreement with Robert A. Harrington to serve as our Chief Operating Officer for an initial term ending August 31, 2009.  We will pay Mr. Harrington an annual base salary of $240,000.  Collectively, the employment, non-competition and severance agreements with Messrs. Persson and Harrington are referred to as the “Employment Agreements.”  The Employment Agreements will automatically renew for successive one-year periods unless notice is given by either party not less than 60 days before the end of the then-current employment term.

Under the Employment Agreements, the executive officers will be entitled to group health, life, long-term disability and other insurance programs at our expense. The executive officers will also be entitled to participate in our 401(k) program or any other group benefits provided to our other employees.  Mr. Persson is also entitled to use of a Company automobile or an automobile allowance.

Moreover, under the Employment Agreements, each executive is eligible for a bonus based upon on our return on equity for each fiscal year, with a maximum bonus of two times the executive’s annual base salary, subject to the discretion of our Board to waive this maximum in its discretion.  Each executive is also eligible for a discretionary individual performance bonus, based on annual goals agreed to by the Board and the executive.  All bonuses will be paid 50% in cash and 50% in our Class A Units. The number of Class A Units that will be issued will be based upon the higher of book or market value of the Class A Units at the time the bonus is awarded. The cash portion of any bonus will be paid no later than 30 days after the audited financial statements are approved by our Board of Managers unless deferred by the executive to the next tax year.

The Class A Units portion of any bonus (the “Bonus Units”) will be issued as of the beginning of the fiscal year.  For a period of one year from the effective date of issuance, the Bonus Units are nontransferable and subject to forfeiture to us upon termination of the executive officer’s employment for cause or termination of the executive’s employment at the executive’s election upon written notice (each, a “Forfeiture Event”).  After one year and until two years after the effective date of issuance, two-thirds of the Bonus Units are nontransferable and subject to forfeiture upon the occurrence of a Forfeiture Event. After two years and until three years after the effective date of issuance, one-third of the Bonus Units are nontransferable and subject to forfeiture upon the occurrence of a Forfeiture Event. The restrictions on transferability and forfeiture provisions terminate at the end of three years after the effective date of issuance to the executive officers, upon the occurrence of a change in control of us resulting in a different group of owners obtaining governance rights to elect a majority of the Board of Managers, or upon retirement at age 59 1/2 years of age or older.

The Employment Agreements terminate upon the first to occur of the last day of the employment term if either party has given notice to the other of non-renewal, a date specified by either party in a written notice to the other, the death or permanent disability of the executive officer, “for cause” as defined in the Employment Agreements or by mutual agreement of the executive officer and us.

If the employment term is terminated other than by the executive officer’s death or disability, we are obligated to pay such executive officer an amount equal to his base salary, in normal salary payment intervals, for a severance period or for as long as the provisions regarding non-competition are in effect and the executive officers complies with the covenants set forth in the Employment Agreement.  For Mr. Persson the severance period is 24 months and for Mr. Harrington the severance period is 12 months. We will also provide the executive officers with group benefits during this severance period.

The Employment Agreements also contain provisions prohibiting the executive officers from competing with us for a period of 12 months after the termination of the employment term, provisions relating to the disclosure, use and return of our confidential information and provisions requiring the executive officers to assign to us intellectual property developed by them. Upon breach of any of these provisions, we may terminate any payments we are otherwise obligated to make under the Employment Agreements, among other remedies.

Agreement Regarding Interim Chief Financial Officer

On October 12, 2006, we entered into an agreement with Tatum LLC, an executive services firm, to retain Thomas A. Powell as our Interim Chief Financial Officer.  Under the agreement with Tatum, Mr. Powell will receive annual base compensation of $32,000 per month and be eligible for our other employee benefits consistent with his position. Under our agreement with Tatum, Mr. Powell’s will serve as the interim Chief Financial Officer for an initial period of 90 days, subject to extension.

Employment Agreement with Doug Leifermann

Effective September 1, 2004, we entered into an employment, non-competition and severance agreements with Doug Leifermann to serve as our Vice President and Chief Financial Officer for an initial term of employment ending August 31, 2007.  The employment, non-competition and severance agreements was similar to our employment, non-competition and severance agreements with Mr. Harrington as described above.  Mr. Leifermann resigned as our Chief Financial Officer effective as of October 20, 2006.  Mr. Leifermann’s severance and post-employment obligations are governed by the employment, non-competition, and severance agreement.

If Mr. Leifermann’s employment is terminated for any reason other than death of permanent disability, Mr. Leifermann is entitled to receive payments in an amount equal to his base salary at normal salary payment intervals for a period of 12 months following termination (or for so long as the non-competition provision described below remains in effect) and group benefits for the applicable period.  On March 9, 2006, we increased Mr. Leifermann’s annual base salary under this agreement from $160,000 to $180,000 per year effective September 1, 2005.  The agreement further provides that, for a period of 12 months after termination of Mr. Leifermann’s employment, Mr. Leifermann may not participate through management or control or be employed by any business or enterprise which is engaged in any business activity similar to ours that competes with us for our egg product markets or sources of egg supplies.  The agreement with Mr. Leifermann also provides that any the Class A Units portion of any bonus granted to Mr. Leifermann (that is, the “Bonus Units” described above under “Employment Agreements – Employment Agreements with Dana Persson and Robert A. Harrington”) have the same restrictions and risk of forfeiture upon the occurrence of a “Forfeiture Event” as described above.  As a result of Mr. Leifermann’s termination of his employment with us at the executive’s election upon written notice, Mr. Leifermann forfeited to us 2,045 Bonus Units previously granted.  Additionally, although he was awarded a bonus based upon certain performance measures achieved in fiscal year 2006, because he resigned prior to the date of the 2006 bonus award, Mr. Leifermann was not awarded the Bonus Units portion of any bonus for fiscal year 2006.

Board of Managers Compensation

All managers receive a cash retainer of $1,000 per month.  In addition, managers receive a fee of $350 per day for committee meetings, special meetings of the Board of Managers and all meetings in excess of 6 regularly scheduled Board meetings.  In addition, the Chairman of the Board receives an additional $500 per month, the Secretary and Treasurer of the Board receive an additional $300 per month and the Vice Chairman of the Board and Chairs of each committee of the Board of Managers receive an additional $200 per month.

Managers are also reimbursed approved out-of-pocket expenses associated with their attendance at meetings, mileage at the rate approved by the IRS and for travel time at a rate of $50 per hour.  In addition, each manager will be granted 2,000 Class A Units for each year served on the board following each year of service.  The transfer of the Class A Unit is restricted for a period of three years with the restrictions lapsing as to one-third of the Class A Units on each of the first three anniversary dates of grant.  On April 1, 2006, 2,000 restricted Class A Units were issued to each of the following persons in recognition of service as a manager during fiscal year 2005:  Mark Chan, Chris Edgington, Rodney Hebrink, Marvin Breitkreutz, Paul Wilson, Brad Petersburg, Randy Tauer.

In fiscal year 2006, we paid the following in retainers, meeting fees and board fees to our managers as follows:  Marvin Breitkreutz, $15,762; Mark Chan, $13,650; Chris Edgington, $28,150, Rodney Hebrink, $16,400; Howard Dahlager, $4,000; Brad Petersburg, $17,925 and Paul Wilson, $18,275.  Mr. Dahlager was appointed as a manager effective on March 29, 2006 and therefore, payments to Mr. Dahlager represent a partial year of service.  James N. Rieth was appointed as a manager to replace Mr. Petersburg who resigned effective on August 1, 2006 and therefore, did not receive any compensation for board service in fiscal year 2006.

Report of the Compensation Committee

Basic Policy Considerations

Our compensation policies with respect to our executive officers, established by the Compensation Committee, are based on the principles that compensation should, to a significant extent, reflect our financial performance and the executive’s individual contribution to this financial performance.  To a large extent, the executive’s individual contribution to the group of executives, and this group of executives’ contribution to our financial performance, is a primary factor in determining compensation.  It is the policy of the committee to set executive compensation at levels that are sufficiently competitive with food processing companies of comparable size to attract, retain and motivate the highest quality individuals to contribute to our goals, objectives and overall financial success.  The compensation of each executive officer is based largely upon both individual and Company performance.

Annual Compensation – Executive Officers Other Than Chief Executive Officer

The Compensation Committee sets compensation by subjective evaluation of the individual performance of each executive and by marketplace valuations of comparable executives, although salary determinations are not based upon any specific or constant criteria.

Executives are eligible to receive an annual incentive bonus based on our return on equity for each fiscal year, with a maximum bonus of two times the executive’s annual base salary, subject to the discretion of our Board to waive this maximum in its discretion.  Each executive is also eligible for a discretionary individual performance bonus, based on annual goals agreed to by the Board and management.  Any bonuses based on our return on equity or individual performance will be paid 50% in cash and 50% through the grant of Class A Units, based on a Class A Units value equal to the higher of per unit book value or market value.  These awards are not intended to be in addition to market level compensation but instead are designed to base a significant part of an executive’s annual compensation on the Compensation Committee’s assessment of the executive’s performance and the executive’s contributions to our financial performance and strategic objectives. Mr. Leifermann and Mr. Harrington, our executive officers serving at the end of fiscal year 2006, were awarded a discretionary individual bonuses for fiscal year 2006 performance.  Of the 2006 bonus amount for Mr. Harrington, a total of $20,625 will be paid in cash and the remaining portion of this bonus amount will be paid through the grant of 2,703 restricted Class A Units effective as of September 1, 2006.  These Class A Units will be issued based on a Class A Units value equal to $7.63, the higher of per unit book value determined by the most recent fiscal year-end audited financial statements or average price of units that have traded in the secondary market during the preceding fiscal year.  Of the 2006 bonus amount for Mr. Leifermann, a total of $61,875 will be paid in cash.  Because Mr. Leifermann resigned on October 20, 2006 and was not employed by us at the time of the determination of the restricted Class A Unit grant, he was not awarded the Class A Unit portion of any bonus for fiscal year 2006.

Fiscal Year 2006 Compensation for Chief Executive Officer

Effective September 1, 2004, we entered into an employment, non-competition and severance agreement with our President and Chief Executive Officer, Dana Persson for an initial term of employment ending August 31, 2007.  This agreement governs many aspects of the employment relationship between us and Mr. Persson.  Under the agreement, Mr. Persson’s annual base salary is set at $260,000 and Mr. Persson is eligible to participate in two bonus programs, one based on individual performance and one based on our achievement of certain performance measures in fiscal year 2006.  In fiscal year 2006, Mr. Persson was paid a bonus of $20,000 under the bonus plan based on individual performance in fiscal year 2005.  For individual and company performance in 2006, Mr. Persson was granted a bonus of $182,000 that will be paid in fiscal year 2007.  Of the 2006 bonus amount, a total of $91,000 will be paid to Mr. Persson in cash.  The remaining portion of this bonus amount will be paid to Mr. Persson through the grant of 11,926 restricted Class A Units effective as of September 1, 2006.  These Class A Units will be issued based on a Class A Units value equal to $7.63, the higher of per unit book value determined by the most recent fiscal year-end audited financial statements or average price of units that have traded in the secondary market during the preceding fiscal year.  Mr. Persson’s bonus was determined under our agreement with him based on the criteria described above and generally applicable to executive officers.

Submitted by the Compensation Committee

Marvin Breitkreutz	Rod Hebrink	Mark Chan

Performance Graph

The rules of the Securities and Exchange Commission require that we provide a line graph presenting comparing cumulative, five-year returns on an indexed basis with a broad market index and either a nationally-recognized industry standard or an index of peer companies selected by us.  However, there is no established public trading market for our Class A Units or any of our other securities. Therefore, we are unable to estimate the value of our Class A Units or present a line graph or any other information comparing the value of our Class A Units with any other index.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table furnishes information, as of, December 25, 2006, regarding beneficial ownership of our Class A Units by (i) each person known by us to beneficially own more than 5% of our issued and outstanding Class A Units, (ii) each of our managers, (iii) each of the Named Executive Officers and (iv) all of our current managers and executive officers as a group.  As of December 25, 2006, there were outstanding 4,721,527 Class A Units and 697,350 Class B Units.

The address of each natural person listed below is c/o Golden Oval Eggs, LLC, 1800 Park Avenue East, Renville, MN 56824. Except as otherwise noted, each person listed below has sole investment discretion and voting power with respect to the Class A Units listed.

In accordance with the rules of the Securities and Exchange Commission, in computing the number of Class A Units beneficially owned by a person and the percentage ownership of that person, Class A Units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 25, 2006 are treated as outstanding.  These Class A Units, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficial Ownership of Class A Units
Name	Number	Percentage (1)
Land O’Lakes, Inc. (1) P.O. Box 64101 St. Paul, MN 55164	697,350	12.9%
Coop Country Farmers Elevator (2) P.O. Box 604 Renville, Minnesota 56284	556,993	11.8%
Dana Persson (3)	128,291	2.7%
Marvin Breitkreutz (4)(5)	27,168	*
Mark Chan (2)(6)	17,728	*
Doug Leifermann (3)(7)	9,810	*
Chris Edgington (4)	13,832	*
Rodney Hebrink (4)	9,432	*
Howard Dahlager (4)(8)	4,576	*
Paul Wilson (4)	4,288	*
Robert A. Harrington (3)	2,703
James N. Rieth (4)	0
All managers and current executive officers as a group (10 persons)	208,018	4.4%

*              Less than one percent (1%)

(1)                                  Based upon Schedule 13D filed by the shareholder with the Securities and Exchange Commission on June 30, 2006 and includes 697,350 Class B Units outstanding as of

December 25, 2006, each of which is convertible into our Class A Units at the election of the holder.

(2)                                  Based upon Schedule 13G filed by the shareholder with the with the Securities and Exchange Commission on January 7, 2005.

(3)                                  Named Executive Officer

(4)                                  Manager

(5)                                  Includes 6,864 Class A Units held by Mr. Breitkreutz’s wife. Also includes 18,304 Class A Units held jointly by Mr. Breitkreutz and his spouse.

(6)                                  Includes 17,728 Class A Units held by MC&S Inc., a corporation owned by Mr. Chan and his family.

(7)                                  Based upon our records.  Mr. Leifermann resigned as our Chief Financial Officer effective as of October 20, 2006.

(8)                                  Includes 4,576 Class A Units held by JFS, Inc., of which Mr. Dahlager is a one-third owner, a director and an officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship and Transactions with Co-op Country Farmers Elevator

Co-op Country Farmers Elevator provides various services and litter removal to us pursuant to a Litter Handling Agreement dated March 31, 2003.  As of December 25, 2006, Co-op Country Farmers Elevator holds 556,993 Class A Units, or 11.8% of our Class A Units outstanding on December 25, 2006.  Under the Litter Handling Agreement, Co-op Country paid us $88,000 for the litter they removed from the Renville barns during fiscal year ended August 31, 2006.  We paid Co-op Country $4,000 for various services for the year ended August 31, 2006.

Relationship and Transactions with Land O’Lakes, Inc.

On June 30, 2006, we completed the acquisition of certain egg processing assets of MoArk, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and MoArk Egg Corporation (the “MoArk Acquisition”).  MoArk, LLC is a subsidiary of Land O’Lakes, Inc. (“LOL”).

In connection with the closing of the MoArk Acquisition, we paid the seller the total purchase price of $60,000,000, consisting of $38,000,000 in cash (of which $1,500,000 was paid as an earnest money deposit in connection with the execution of the Agreement), an additional $17,000,000 paid in the form of a subordinated promissory note bearing interest at a rate of 12% per year (the “Note”) issued to LOL and $5,000,000 paid by issuance of 697,350 of our newly-created Class B Units.  The Certificate of Designation relating to the Class B Units provides that each Class B Unit is convertible at any time into one Class A Unit at the election of the holder. Therefore, as of December 25, 2006, LOL is the beneficial owner of 12.9% of our Class A Units.  Indebtedness under the Note is secured by security interests in all our assets pursuant to a Security Agreement dated as of June 30, 2006 by and between us and LOL.  The security interest in favor of LOL is subject to the terms of an Intercreditor and Subordination Agreement dated as of June 30, 2006 by LOL in favor of CoBank, ACB, as agent for certain other senior lenders.  In connection with the Note, we issued to LOL a warrant dated June 30, 2006 for the purchase of our Class B Units (the “Warrant”).  In the event that the Note is not paid in full on or before July 1, 2009, the Warrant will become exercisable for such number of Class B Units as is equal to 10% of all our issued and outstanding units.  The warrant will expire on July 1, 2011 and has an exercise price of $.01 per Class B unit.  If the Note is paid in full at any time prior to July 1, 2009, the Warrant will be void ab initio.

In addition to the Note and other agreements relating to our payment of the purchase price, we and LOL (or its affiliates) also became parties to agreements as a result of the MoArk Acquisition.  We and LOL entered into a License Agreement pursuant to which we obtained the right to use certain trademarks of LOL in connection with the distribution, packaging, marketing, and sale of certain egg products in the United States, Canada, and Mexico.  We and Norco Ranch, Inc. and McAnally Enterprises, LLC also entered into a Trademark License Agreement pursuant to which we obtained a license to certain trademarks and trade names owned by Norco Ranch, Inc. and McAnally Enterprises, LLC in connection with the distribution, packaging, marketing, and sale of certain egg products in the United States and Canada.  Further, we and Norco Ranch, Inc. entered into breaking room sublease for a portion of the premises leased by Norco Ranch, Inc. and to be used in our continuation of the business.  In connection with the closing of the transactions contemplated by the Agreement, we entered into an egg supply agreement with MoArk pursuant to which MoArk, LLC will supply eggs to us.  We also entered into two transition and services agreements.

Under these agreements between us and LOL, we paid or accrued as an expense the following amounts to LOL (or its affiliates) during the period from July 1, 2006 to August 31, 2006, the period following the closing of the MoArk Acquisition to our fiscal year end: egg supply agreement with MoArk, LLC, $767,000; research and development services agreement, $45,000; sublease of Norco, California facility, $23,000; trademark license agreements, $18,000; and transition and shared services agreement, $260,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore Stephens Frost, LLP served as our principal accountant for fiscal year 2006.  The Audit Committee has also selected Moore Stephens Frost, LLP as our principal accountant for fiscal year 2007.

Accountant Fees and Services

The following is an explanation of the fees billed to us by Moore Stephens Frost, LLP (“MSF”) for professional services rendered for the fiscal years ended August 31, 2006 and August 31, 2005, which totaled $157,899 and $157,000, respectively.

Audit Fees.  The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, work relating to our internal controls over financial reporting or other services normally provided by MSF in connection with statutory and regulatory filings or engagements for the fiscal years ended August 31, 2006 and August 31, 2005 totaled $134,280 and $125,000, respectively.

Audit-Related Fees.  There were no fees billed to us for professional services for assurance and related services by MSF that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under “Audit Fees” for year ended August 31, 2006 or for year ended August 31, 2005.

Tax Fees. The aggregate fees billed to us by MSF for professional services related to tax compliance, tax advice, and tax planning, including preparation of federal and state tax returns for the fiscal years ended August 31, 2006 and August 31, 2005 totaled $23,619 and $32,000, respectively.

All Other Fees.  There were no fees billed to us by MSF for the fiscal years ended August 31, 2006 and August 31, 2005 other than those described above.

Auditor Fees Pre-Approval Policy

We have adopted pre-approval policies and procedures for the Audit Committee that require the Audit Committee to pre-approve all audit and all permitted non-audit engagements and services (including the fees and terms thereof) by the independent auditors, except that the Audit Committee may delegate the authority to pre-approve any engagement or service less than $10,000 to one of its members, but requires that the member report such pre-approval at the next full Audit Committee meeting.  The Audit Committee may not delegate its pre-approval authority for any services rendered by our independent auditors relating to internal controls.  These pre-approval policies and procedures prohibit delegation of the Audit Committee’s responsibilities to our management.  Under the policies and procedures, the Audit Committee may pre-approve specifically described categories of services which are expected to be conducted over the subsequent twelve months on its own volition, or upon application by management or the independent auditor.

All services described above for fiscal year 2006 were pre-approved by the Audit Committee or the Chairman of the Audit Committee before Moore Stephens Frost was engaged to render the services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Oval Eggs, LLC has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2006.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson
Dana Persson, President and Chief Executive Officer

By:	/s/ Thomas A. Powell
Thomas A. Powell, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed by the following persons on December 29, 2006 on behalf of Golden Oval Eggs, LLC in the capacities indicated.

	/s/ Dana Persson		President and Chief Executive Officer
	Dana Persson		(principal executive officer)

	/s/ Thomas A. Powell		Interim Chief Financial Officer
	Thomas A. Powell		(principal financial and accounting officer)

	/s/ Chris Edgington	**	Chairman
Chris Edgington

	/s/ Marvin Breitkreutz	**	Vice Chairman
Marvin Breitkreutz

	/s/ Mark Chan	**	Manager
Mark Chan

	/s/ Howard Dahlager	**	Manager
Howard Dahlager

	/s/ Rodney Hebrink	**	Manager
Rodney Hebrink

	/s/ James N. Rieth	**	Manager
James N. Rieth

	/s/ Paul Wilson	**	Manager
Paul Wilson

**By:	/s/ Dana Persson
Dana Persson, Attorney-In-Fact