Form 10-Q
period 2006-11-30
GOLDEN OVAL EGGS LLC
filed 2007-01-16
CIK 1271285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006;

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

Yes ☐  No ☒

As of January 10, 2007, there were 4,721,527 of the Company’s Class A Units and 697,350 of the Company’s Class B Units issued and outstanding.

TABLE OF CONTENTS

Golden Oval Eggs, LLC

Form 10-Q

For The Quarter Ended November 30, 2006

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Balance Sheets

November 30, 2006 and August 31, 2006

(In Thousands)

(Unaudited)

	November 30, 2006	August 31, 2006
Assets
Current assets
Cash and cash equivalents	$231	$222
Accounts receivable	16,946	14,854
Inventories	15,727	16,005
Restricted cash	1,111	779
Other current assets	1,137	1,076
Total current assets	35,152	32,936

Property, plant and equipment

Land and land improvements	11,642	11,553
Buildings	40,673	40,669
Leasehold Improvements	864	860
Equipment	72,693	72,312
Construction in progress	105	57
	125,977	125,451
Accumulated depreciation	(48,523)	(45,622)
Total property, plant and equipment, net	77,454	79,829

Other assets
Investments	1,464	1,576
Intangible assets, net	20,250	20,724
Goodwill	22,858	22,858
Note receivable	77	77
Total other assets	44,649	45,235

Total assets	$157,255	$158,000

See accompanying notes to consolidated condensed financial statements

	November 30, 2006	August 31, 2006
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$5,671	$3,869
Accounts payable	10,325	7,665
Accrued interest	1,611	812
Accrued compensation	1,473	1,485
Other current liabilities	2,477	2,877
Current maturities of long-term debt	9,461	9,461
Total current liabilities	31,018	26,169

Long-term debt, less current maturities	92,111	94,257

Members’ equity
Members’ equity	33,183	36,701
Non-controlling interest in consolidated entities	943	873
Total members’ equity	34,126	37,574
Total liabilities and members’ equity	$157,255	$158,000

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Operations

For the Periods Ended November 30, 2006 and 2005

(In Thousands, except per unit data)

(Unaudited)

	Three Months Ended
	November 30,	November 30,
	2006	2005
Net sales	$48,617	$19,033

Cost of goods sold	44,395	15,183

Gross profit	4,222	3,850

Operating expenses	5,182	2,116

Income (loss) from operations	(960)	1,734

Other income (expense)
Interest (expense)	(2,722)	(507)
Non-controlling interest in income (loss) of consolidated entities	(62)	5
Other income	80	351
Total other expense	(2,704)	(151)

Net income (loss)	$(3,664)	$1,583

Weighted average members’ units outstanding	5,420	4,689

Net income (loss) per members’ unit, basic and diluted	$(0.68)	$0.34

Distributions per unit	$—	$—

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Cash Flows
For the Periods Ended November 30, 2006 and 2005

(In Thousands)
(Unaudited)

	Three Months Ended
	November 30,	November 30,
	2006	2005
Cash flows from operating activities
Net income	$(3,664)	$1,583
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,901	1,828
Amortization	474	55
Gain on sale of property, plant & equipment	1	(1)
Non-controlling interest in income of consolidated entities, net of distributions	70	(8)
Changes in operating assets and liabilities
Accounts receivable	(2,092)	(1,450)
Inventories	278	112
Other current assets	(61)	66
Accounts payable	2,660	(350)
Accruals and other current liabilities	533	(141)
Net cash provided by operating activities	1,100	1,694

Cash flows from investing activities
Purchases of property, plant and equipment	(528)	(945)
Proceeds from sale of property, plant and equipment	1	9
Retirement of investment in other cooperatives	112	24
Net cash used by investing activities	(415)	(912)

Cash flows from financing activities
Net increase in revolving line of credit	1,802	24
Payments of long-term debt	(2,146)	(620)
Decrease (increase) in restricted cash	(332)	(336)
Net cash provided (used) by financing activities	(676)	(932)
Net increase (decrease) in cash and cash equivalents	9	(150)
Cash and cash equivalents - beginning of period	222	690
Cash and cash equivalents - end of period	$231	$540

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $40 and $56 during 2007 and 2006, respectively	$1,942	$1,035
Supplementary disclosures of non-cash transactions
Stock issued as officer compensation	$159	649
Forfeiture of stock compensation of departing officer	(13)	—

  See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Condensed Financial Statements

November 30, 2006 and August 31, 2006

(In Thousands Except Unit Data)

1. Organization  Golden Oval Eggs, LLC (the “Company”) was organized as a Delaware limited liability company to effect the reorganization of Midwest Investors of Renville, Inc. (the “Cooperative”) effective August 31, 2004.  The Cooperative was incorporated as a cooperative under the laws of the state of Minnesota in March 1994. The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative. The accompanying consolidated condensed financial statements for all periods presented are those of the Company.

2. Basis of Presentation  The accompanying consolidated condensed balance sheet as of August 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at November 30, 2006 and for the three-month periods ended November 30, 2006 and 2005 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006. The results of operations for the period ended November 30, 2006 are not necessarily indicative of results to be expected for any other interim period or for the entire year.

3. Inventories   Pullet and layer hen inventories are stated at the cost of production, which includes the costs of the chicks, feed, overhead and labor. Layer hen flock costs are capitalized to the point at which the pullet goes into production and are amortized over the productive lives of the flocks, generally 18 to 24 months. Feed, supplies and liquid egg inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

	November 30, 2006	August 31, 2006
Hens and pullets	$9,996	$10,050
Eggs and egg products	3,580	3,409
Feed, supplies and other	2,151	2,546
Total inventories	$15,727	$16,005

4. Financing Agreement   On September 13, 2004, the Company entered into a credit agreement. The credit agreement included a $55,000 line of credit, of which $10,000 is a revolving line of credit and the remaining $45,000 is term debt.  Effective November 30, 2005, the Company and its lender signed the first amendment to the above credit agreement. The effect of this amendment was to extend the termination date of the revolving line of credit to November 30, 2006 and to change certain restrictive covenants.

On June 30, 2006, the Company entered into an amended and restated credit agreement which provided additional financing relating to the purchased certain assets and assumed certain liabilities of MoArk, LLC, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and MoArk Egg Corporation (collectively, “Seller”) relating to the Seller’s business of manufacturing, marketing, selling and distributing liquid egg products for $60 million, which is more fully described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 and is referred to in this Quarterly Report on Form 10-Q as the “MoArk Acquisition”.  The amended and restated credit agreement provides for a $93,000 line of credit, consisting of a $15,000 revolving note and $78,000 in term notes, and also modified certain restrictive covenants contained in the prior credit agreement, as amended. As of November 30, 2006, the Company was not in compliance with covenants relating to its current ratio, working capital, leverage, and fixed charge coverage. The Company did meet covenants relating to minimum net worth and risk management. The Company requested waivers relating to the current ratio, working capital, leverage, and fixed charge coverage covenants and received waivers effective as of November 30, 2006.  The Company is current on all interest and principal repayment requirements. In addition to $38,000 in funds obtained from the amended and restated credit agreement, the Company funded a portion of the purchase price for the MoArk Acquisition through the issuance of a note to the parent of the Seller, Land O’ Lakes, Inc., for an aggregate of $17,000, and the issuance of $5,000 of equity in the form of 697,350 of the Company’s newly created Class B Units.

5. Stock Based Compensation   As of September 1, 2006, 20,895 Class A Units, with a fair value of $159, were issued as partial payment of incentive compensation earned during fiscal 2006 under the employment agreements with such officers. These bonuses were previously recognized and accrued at the time they were earned. On April 1, 2006, 14,000 Class A Units, with a fair value of $98 were issued to the board of managers as compensation earned during fiscal 2006 and 2005. This compensation was recognized and accrued during the periods in which it was earned.

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognized compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provision of SFAS No. 123. On March 25, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) 107, which summarizes the staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides additional guidance regarding the valuation of share-based payment arrangements for public companies. In addition, on April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X regarding the date the Company is required to comply with the standard, which is March 1, 2006. The adoption of SFAS No. 123R, as interpreted by SAB 107, did not have a material impact on the Company’s consolidated results of operations.

6. Use of Estimates   The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

7. Intangibles and Goodwill   On June 30, 2006, the Company completed the MoArk Acquisition.  The purchase price consisted of $38,000 paid in cash, the issuance by the Company of a $17,000 promissory note, and $5,000 paid by the issuance of 697,350 newly-created Class B Units. Also on June 30, 2006, the Company entered into an amended and restated credit agreement, as described in Note 4.  The Company has allocated the purchase price in accordance with SFAS 141 “Business Combinations” and recorded $19,000 of intangible assets to be amortized over the relevant life of the underlying assets, and $22,800 in goodwill that is not amortized, but will be tested at least annually for impairment under SFAS 142, “Goodwill and Other Intangible Assets.”  Although only annual testing is required under SFAS 142, management considered whether  indicators of impairment were present in light of the loss for the quarter ended November 30, 2006.  After such review, management concluded that no indicators of impairment were present and accordingly no adjustment in the carrying value of the goodwill was recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on current expectations, beliefs, intentions or future strategies of the management of Golden Oval Eggs, LLC (“we”, “us”, “our”, or the “Company”). When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Quarterly Report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements.  If our management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in Part I, Item 1A. “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, as well as those identified in other filings with the Securities and Exchange Commission.  Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements to reflect future events or developments.

The following is a discussion and analysis of our financial condition and results of operations as of and for the three month periods ended November 30, 2006 and 2005. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended August 31, 2006.

Summary

Golden Oval Eggs, LLC is a Delaware limited liability company, primarily engaged in the business of producing, processing, marketing and distributing egg products. The Company operates seven production facilities in the United States.  On June 30, 2006, the Company closed its previously announced acquisition of certain asset of MoArk, LLC and its subsidiaries relating to the business of manufacturing, marketing, selling and distributing liquid egg products, as more fully described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.  With the completion of the MoArk Acquisition, the Company moved into the further processed egg business.

 The Company produces a wide range of egg products, from unpasteurized liquid eggs, further processed egg products for other food manufacturers, and finished goods for sale to retailers and food service customers.  Products are sold to other food manufacturers, restaurants, supermarkets and foodservice distributors.

The Company produces approximately half of its annual needs from eggs produced at layer barns at the Company’s Renville, Minnesota and Thompson, Iowa facilities.  The remainder is satisfied from purchases of eggs or liquid product in market based transactions.

The Company’s operating income or loss is materially affected by wholesale liquid egg prices, and pricing of further processed products which can fluctuate widely and are outside of the Company’s control. Liquid eggs are a commodity product and prices fluctuate in response to supply/demand factors. The Company also sells a portion of its products under contracts at non-market prices. Depending upon market circumstances, the prices generated by the Company’s non-market volume tend to be less or more than what the prevailing open market prices would generate.

The Company’s cost of production is materially affected by feed, purchased egg and liquid egg costs, which averaged approximately 48% of the Company’s total costs in the first quarter.  As a result of the MoArk acquisition, feed has dropped from 36% of cost of goods sold to 14%, reducing direct exposure to volatile corn and soybean markets. Agricultural commodity prices influence purchased eggs and open market liquid egg prices although not necessarily in the same direction at the same time.

Results of Operations

Net Sales Net sales for the first quarter of fiscal 2007 were $48.6 million, an increase of $29.6 million, equal to more than two and one-half times the first quarter in the prior fiscal year.  The increase is due primarily to the inclusion of results from operations acquired in the MoArk Acquisition, which was completed in the fourth quarter of fiscal 2006.  Additionally an increase in pounds sold due to the completion of the Thompson, Iowa production facility was offset by a decline in average selling prices for whole liquid eggs.  Pounds sold in the first quarter were 107.3 million, an increase of 55.7 million, or 107.8% over the same period year ago.  Pounds from the acquired facilities accounted for 95.5% of the increase, with the additional production gained from completion of the last of stage of construction at the Thompson, Iowa facility accounting for the remainder.  The average selling price per pound sold increased from $0.342 to $0.432, an increase of $0.090, or 26.3%, as a result of selling further processed products from the acquired facilities at higher average selling prices than first stage products.

Cost of goods sold. Cost of goods sold for the first quarter of fiscal 2007 was $44.4 million, an increase of $29.2 million, or 192.4%, as compared to the first quarter of fiscal 2006.  The increase is due primarily to the inclusion of the MoArk businesses as described above, which accounted for approximately 96% of the increase.  The balance is due to the completion of the Thompson, Iowa expansion project and an increase in feed costs per ton, which had an unfavorable impact of $(0.7) million in the Minnesota and Iowa facilities.  In general, cost trends were unfavorable, as the cost of whole eggs purchased to produce liquid eggs rose while the open market price of liquid egg products did not respond proportionately.

Operating expenses. Operating expenses for the first quarter of fiscal 2007 were $5.2 million, an increase of $3.1 million, or 144.9%, as compared to the first quarter of fiscal 2006.  The increase is due primarily to the additional sales, management and administrative employee expense associated with the MoArk Acquisition, as the majority of the employees at the acquired facilities became Golden Oval employees.  Additionally, $0.4 million of the increase is due to amortization of intangible assets and deferred financing costs also associated with the MoArk Acquisition.  Operating expenses declined as a percent of net sales from 11.1% to 10.7%.

Total other expense. Total other expense for the first quarter of fiscal 2007 was $2.7 million, an increase of $2.6 million from the prior year period.  Interest expense increased $2.2 million year on year as a result of interest on the $55.0 of debt proceeds used to fund the MoArk Acquisition, including non-cash interest of $0.5 million on the note issued to Land O’Lakes, Inc., the parent of the seller in the MoArk Acquisition.  Other income declined $0.3 million due to activities at variable interest entities included in the consolidated results.

Income Taxes.   As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes. Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income.  Operations for the first quarter ended November 30, 2006 resulted in a loss of $(3.7)million, or a loss of ($0.68) per basic and diluted members’ unit, as compared to net income of $1.6 million, or

$0.34  per basic and diluted members’ unit for the quarter ended November 30, 2005. First quarter of fiscal year 2007 results per unit include the impact of issuing 697,350 units of Class B Units in conjunction with the MoArk Acquisition, each of which is convertible at the option of the holder into the Company’s Class A Units.

As a result of the MoArk Acquisition in the fourth quarter of fiscal 2006, the Company expects revenues in the second and third quarters of fiscal 2007 to increase substantially as compared to the prior year periods.  MoArk has historically sold over 200 million pounds of egg products annually. The Company expects that this historical production will continue for the balance of the Company’s fiscal year 2007.

Liquidity and Capital Resources

The Company’s working capital at November 30, 2006 was $4.0 million compared to $6.8 million at August 31, 2006.   The Company’s current ratio was 1.13 at November 30, 2006 compared to 1.26 at August 31, 2006. On June 30, 2006 the Company entered into an amended and restated credit agreement with CoBank ACB and the Metropolitan Life Insurance Company.  The amended and restated credit agreement provided $38.0 million in new debt to finance the MoArk Acquisition and amended certain restrictive covenants contained in the prior agreement, as amended.  The Company is current on all interest and principal payments although it did not meet certain restrictive covenants regarding current ratio, working capital, leverage and fixed cost coverage (as discussed in Note 4 and described below) for the quarter ending November 30, 2006.  The Company requested waivers relating to the current ratio, working capital, leverage, and fixed charge coverage covenants and received waivers effective as of November 30, 2006. The amended and restated credit agreement provides for a $93,000,000 line of credit, consisting of a $15.0 million revolving note that terminates on April 30, 2007 and $78.0 million in term notes due beginning in 2014.  At the written request of the Company, the revolving note commitment may be renewed for any number of successive one-year periods in the sole discretion of the revolving note lenders, in which case the termination date shall be extended for a period corresponding to each such renewal, if any. In January 2007, the Company requested a renewal of the revolving note. The Company has collateral in excess of the cap used to determine availability on the revolving loan portion of its facility.  The Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.   In addition, the Company may seek additional capital from an offering of our equity securities or by incurring additional indebtedness, or both.  No assurance can be given that additional working capital will be obtained in an amount that is sufficient for the Company’s needs, in a timely manner or on terms and conditions acceptable to the Company or its members.  The Company’s financing needs are based upon management estimates as to future revenue and expense. Our business plan and our financing needs are also subject to change based upon, among other factors, market and industry conditions, our ability to increase cash flow from operations and our ability to control costs and expenses.  Our efforts to raise additional funds from the sale of equity may be hampered by the fact that our securities are illiquid and are subject to restrictions on transfer. Our efforts to raise additional funds from incurring additional indebtedness may be hampered by the fact that the Company has significant outstanding indebtedness and all of the Company’s assets are pledged to its lenders to secure existing debt.

The Company’s long-term debt at November 30, 2006, including current maturities, was $101.6 million compared to $103.7 million at August 31, 2006. As of November 30, 2006, $5.7 million has been drawn against the $15.0 revolving line of credit, compared to $3.9 million as of August 31, 2006. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its credit agreement and the note issued to Land O’Lakes, Inc.  The Company is required by certain provisions of its credit agreements to maintain (1) a minimum tangible net worth of not less than $28.8 million plus 40% of earnings plus 100% of equity contributed after September 1, 2005; (2) a minimum current ratio of not less than 1.25 to 1.0; (3) working capital of no less than $7.0 million; (4) a leverage ratio of less than 6.50 to 1.0; (5) a fixed charge coverage ratio no less than 1.00 to 1; and have a certain amount of product under contracts based on the current ratio of the Company. In addition, these provisions restrict the Company’s ability to make distributions, create liens, incur indebtedness and sell assets and properties. The Company requested waivers relating to the current ratio, working capital, leverage, and fixed charge coverage covenants and received waivers effective as of November 30, 2006.

Net cash flow from operations was $1.1 million for the first quarter of fiscal 2007 compared to $1.7 million in the first quarter of fiscal 2006. Principal payments on long-term debt were $2.1 million and additions to fixed assets were $0.5 million.  There were no distributions to unit holders during the first quarter of fiscal 2007.  An additional $0.3 million was added to restricted cash to provide for the principal payment on the 1999 and 2001 bonds due in July 2007.  Effective September 1, 2006, we issued 20,895 Class A units to pay $.2 million in management bonuses. The management bonuses were earned and accrued during fiscal year 2006. On April 1, 2006, 14,000 Class A Units were issued to pay $0.1 million in Board of Directors compensation. The Board of Director’s compensation was earned and accrued during fiscal years 2005 and 2006.

Critical Accounting Policies and Estimates

The above discussion and analysis of our results of operations and financial condition are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events may change and even the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended August 31, 2006.

Impact of Recently Issued Accounting Pronouncements

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report form 10-K for the year ended August 31, 2006 for a discussion of the impact of recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.  FAS 157 is effective for the Company on September 1, 2008 and will be applied prospectively.  The provisions of FAS 157 are not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and Interim Chief Financial Officer, Thomas A. Powell, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, three Notices of Violation (“NOVs”) were issued against us by the Iowa Department of Natural Resources (“IDNR”) regarding alleged violations at our Thompson, Iowa facility of National Pollution Discharge and Elimination System (“NPDES”) permit limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen.

On December 5, 2006, the Iowa Environmental Protection Commission referred the matter to the Iowa Attorney General to seek appropriate relief through the courts, which could include a judicial consent decree regarding a settlement on a civil penalty amount between us and the Iowa Attorney General.  We have investigated the facts underlying the NOVs, and have met with IDNR representatives to address the resolution of the NOVs and compliance with the NPDES permit. Management intends to resolve the identified issues through permanent improvements to the wastewater treatment facility and other operational changes.  In addition, the Company may be subject to penalties imposed by the Iowa Attorney General as a result of the alleged violations.  At this time, the cost  associated with the interim solution, permanent improvement to the wastewater treatment facility, compliance with the NPDES permit and the amount of penalty or fine imposed by the Iowa Attorney General cannot be estimated, however they may be significant, both individually and in the aggregate.

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

GOLDEN OVAL EGGS, LLC

	By:	/s/ Dana Persson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas A. Powell
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 16, 2007