Form 10-Q
period 2007-02-28
GOLDEN OVAL EGGS LLC
filed 2007-04-04
CIK 1271285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007;

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

Yes ☐  No ☒

As of February 28, 2007, there were 4,721,527 of the Company’s Class A Units and 697,350 of the Company’s Class B Units issued and outstanding.

TABLE OF CONTENTS

Golden Oval Eggs, LLC

Form 10-Q

For The Quarter Ended February 28, 2007

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Balance Sheets

February 28, 2007 and August 31, 2006

(In Thousands)

(Unaudited)

	February 28, 2007	August 31, 2006
Assets
Current assets
Cash and cash equivalents	$220	$222
Accounts receivable	17,223	14,854
Inventories	16,960	16,005
Restricted cash	1,141	779
Other current assets	876	1,076
Total current assets	36,420	32,936

Property, plant and equipment

Land and land improvements	11,642	11,553
Buildings	40,673	40,669
Leasehold improvements	864	860
Equipment	72,769	72,312
Construction in progress	205	57
	126,153	125,451
Accumulated depreciation	(51,423)	(45,622)
Total property, plant and equipment, net	74,730	79,829

Other assets
Investments	1,567	1,576
Intangible assets, net	19,775	20,724
Goodwill	22,858	22,858
Note receivable	136	77
Total other assets	44,336	45,235

Total assets	$155,486	$158,000

See accompanying notes to consolidated condensed financial statements

	February 28, 2007	August 31, 2006
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$9,509	$3,869
Accounts payable	10,770	7,665
Accrued interest	1,915	812
Accrued compensation	1,531	1,485
Other current liabilities	2,931	2,877
Current maturities of long-term debt	9,461	9,461
Total current liabilities	36,117	26,169

Long-term debt, less current maturities	89,995	94,257

Members’ equity
Members’ equity	28,434	36,701
Non-controlling interest in consolidated entities	940	873
Total members’ equity	29,374	37,574
Total liabilities and members’ equity	$155,486	$158,000

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Operations

For the Periods Ended February 28, 2007 and 2006

(In Thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
Net sales	$45,446	$19,082	$94,063	$38,115

Cost of goods sold	42,581	15,812	86,976	30,995

Gross profit	2,865	3,270	7,087	7,120

Operating expenses	5,890	2,118	11,072	4,234

Income from operations	(3,025)	1,152	(3,985)	2,886

Other income (expense)
Interest expense	(2,242)	(717)	(4,964)	(1,224)
Non-controlling interest in income of consolidated entities	—	(26)	(62)	(21)
Other income	518	136	598	487
Total other expense	(1,724)	(607)	(4,428)	(758)

Net income	$(4,749)	$545	$(8,413)	$2,128

Weighted average Members’ units outstanding	5,419	4,689	5,419	4,689

Net income per Members’ unit, basic and diluted	$(0.88)	$0.12	$(1.55)	$0.45

Distributions per unit	$—	$—	$—	$—

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Cash Flows
For the Periods Ended February 28, 2007 and 2006

(In Thousands)
(Unaudited)

	Six Months Ended
	February 28,	February 28,
	2007	2006
Cash flows from operating activities
Net income	$(8,413)	$2,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,813	3,704
Amortization	949	109
Gain on sale of property, plant & equipment	1	(9)
Non-controlling interest in income of consolidated entities, net of distributions	—	6
Changes in operating assets and liabilities
Accounts receivable	(2,369)	(676)
Inventories	(955)	(449)
Other current assets	200	96
Accounts payable	3,105	(867)
Accruals and other current liabilities	1,349	(98)
Minority interest	67	—
Net cash provided by operating activities	(253)	3,944

Cash flows from investing activities
Purchases of property, plant and equipment	(716)	(1,955)
Proceeds from sale of property, plant and equipment	1	22
Advance of note receivable	(59)	(40)
Retirement of investment in other cooperatives	9	38
Net cash used by investing activities	(765)	(1,935)

Cash flows from financing activities
Proceeds from issuance of long term debt	—	3,000
Net increase in revolving line of credit	5,640	(2,650)
Payments of long-term debt	(4,262)	(1,593)
Decrease (increase) in restricted cash	(362)	(326)
Net cash provided (used) by financing activities	1,016	(1,569)
Net increase (decrease) in cash and cash equivalents	(2)	440
Cash and cash equivalents - beginning of period	222	690
Cash and cash equivalents - end of period	$220	$1,130

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $40 and $56 during 2007 and 2006, respectively	$3,970	$1,994
Supplementary disclosures of non-cash transactions
Class A units issued as payment of accrued officer bonus	$146	649

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Condensed Financial Statements

February 28, 2007 and August 31, 2006

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

2. Basis of Presentation  The accompanying consolidated condensed balance sheet as of August 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at February 28, 2007 and for the three-month periods ended February 28, 2007 and 2006 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006. The results of operations for the period ended February 28, 2007 are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

	February 28, 2007	August 31, 2006
Hens and pullets	$10,306	$10,050
Eggs and egg products	4,151	3,409
Feed, supplies and other	2,503	2,546
Total inventories	$16,960	$16,005

4. Stock Based Compensation   The Company has bonus and compensation plans in place for Management.  Under these agreements Management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for Management bonuses during the year based upon the estimated amount that will be earned by year-end.  Upon approval by the Board of Managers the bonuses are paid to Management.  The number of units to be issued is based upon the higher of the book or market value of the Class A Units at the time the bonus is awarded.  For the six months ended February 28, 2007 and 2006, a total of 20,895 and 107,203 units were issued to Management at a per unit value of $7.63 and $6.05, respectively.  This resulted in a reduction to the accrued liability for compensation expense and issuance of additional shares.

The units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.   In the event that termination of the employee occurs the Company will record any forfeiture of units as a contra to compensation expense.  For the six months ended February 28, 2007 and 2006 there were forfeitures of 2,045 and 0 units resulting in a reduction of compensation expense of $13 and $0, respectively.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the date they are granted.  For the six months ended February 28, 2007 and 2006 a total of 0 and 14,000 units were awarded resulting in $0 and $98 compensation expense, respectively.

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment,” as amended, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  For the Company, SFAS No. 123R was effective for the reporting period beginning September 1, 2006.  The adoption of SFAS No. 123R did not have a material impact on the results of operations of the Company.

5. Use of Estimates   The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

6. Intangibles and Goodwill   On June 30, 2006, the Company completed the MoArk Acquisition.  The purchase price consisted of $38,000 paid in cash, the issuance by the Company of a $17,000 promissory note, and $5,000 paid by the issuance of 697,350 newly-created Class B Units. Also on June 30, 2006, the Company entered into an amended and restated credit agreement, as described in Liquidity and Capital Resources.  The Company has allocated the purchase price in accordance with SFAS 141 “Business Combinations” and recorded $19,000 of intangible assets to be amortized over the relevant life of the underlying assets, and $22,800 in goodwill that is not amortized, but will be tested at least annually for impairment under SFAS 142, “Goodwill and Other Intangible Assets.”  During the quarter ended February 28, 2007, we considered whether an event had occurred or circumstances had changed that more likely than not would reduce the fair value of the Company below its carrying amount. Examples of such events or circumstances include:

a.                                       A significant adverse change in legal factors or in the business climate;

b.                                      An adverse action or assessment by a regulator;

c.                                       Unanticipated competition;

d.                                      A loss of key personnel; or

e.                                       A more-likely-than-not expectation that a significant portion of the Company will be sold or otherwise disposed of.

After such consideration, Management concluded that circumstances and events did not indicate that an interim test of goodwill recoverability was required.

7. Legal Proceedings   Subsequent to the end of the current reporting period, the Attorney General of Iowa has filed suit in relation to the Thompson, Iowa wastewater facility.  Please refer to Item 1. Legal Proceedings under Part II. of this filing for a fuller description of the matter.

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

The following is a discussion and analysis of our financial condition and results of operations as of and for the three month periods ended February 28, 2007 and 2006. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended August 31, 2006.

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

The Company produces less than half of its annual needs from eggs produced at layer barns at the Company’s Renville, Minnesota and Thompson, Iowa facilities.  The remainder is satisfied from purchases of eggs or liquid product in market based transactions.

The Company’s operating income or loss is materially affected by wholesale liquid egg prices and pricing of further processed products, each of which can fluctuate widely and are outside of the Company’s control. Liquid eggs are a commodity product and prices fluctuate in response to supply/demand factors. The Company also sells a portion of its products under contracts at non-market prices. Depending upon market circumstances, the prices generated by the Company’s non-market volume tend to be less or more than what the prevailing open market prices would generate.

The Company’s cost of production is materially affected by feed, purchased egg and liquid egg costs, which averaged approximately 48% of the Company’s total costs in the first two quarters of fiscal year 2007.  As a result of the MoArk acquisition on June 30, 2006, feed by itself has dropped from 36% of sales for the quarter ended February 28, 2006, to 16% for the quarter ending February 28, 2007, reducing direct exposure to volatile corn and soybean markets. Agricultural commodity prices influence purchased eggs and open market liquid egg prices although not necessarily in the same direction at the same time.

Results of Operations

Results of Operations — Second Quarter Fiscal Year 2007 Compared to Second Quarter Fiscal Year 2006

Net Sales               Net sales for the second quarter of fiscal 2007 were $45.4 million, an increase of $26.4 million, or 138% over the second quarter of the prior fiscal year.  More than 90% of the increase, or $24.0 million, is due to the inclusion of results from operations acquired in the MoArk acquisition, which was completed on June 30, 2006, in the fourth quarter of fiscal 2006.  The remainder of the increase or $2.4 million is due to higher average selling prices for liquid eggs at the Company’s Renville, Minnesota and Thompson, Iowa facilities, and an increase in sales resulting from higher feed costs from the Company’s interest in United Mills, which is consolidated in the financial statements, with each contributing approximately half of the remaining increase.  Pounds sold in the second quarter of fiscal 2007 were 91.3 million, an increase of 37.6 million, or 70% over the same period year ago.  Pounds from the facilities acquired from MoArk accounted for all of the increase, offsetting a 6% decline in production from the Renville and Thompson facilities caused by decreased flock sizes associated with an increase in the space allotted to each bird in compliance with animal care guidelines promulgated by industry groups.  The average selling price per pound for the quarter increased from $0.327 to $0.468, an increase of $0.141, or 43.1% over the prior year same period, with $0.117 due to the inclusion of further processed products which command a higher selling price per pound in the marketplace, as well as overall strengthening in liquid whole egg prices, which accounted for $0.024 of the increase at the Renville and Thompson locations.

Cost of Goods Sold             Cost of goods sold for the second quarter of fiscal 2007 was $42.6 million, an increase of $26.8 or 169% of the figure for the second quarter of fiscal 2006.  The majority of the increase was associated with the acquired businesses.  Significant unit cost increases in purchased materials, such as feed and eggs, were experienced, resulting in costs growing faster than revenues for the period, resulting in a decline in gross profit from $3.3 million in the quarter ending February 28, 2006 to $$2.9 million in the current quarter, a decline of $(0.4) million, or 12%..  Feed prices rose by more than 30% per ton, driven by higher corn and soybean meal costs.  The impact of higher feed costs at the Renville and Thompson facilities was $(1.8) million for the quarter. In the acquired businesses, two factors had a negative impact on results.  First, prices for carton eggs rose to very high levels, and with them, the cost of eggs purchased for breaking as eggs were diverted to supermarkets and other users of carton eggs.  Secondly, the value of the liquid eggs did not move simultaneously higher thereby substantially reducing or eliminating the margin to cover the costs of converting the eggs into liquid.  The acquired facilities typically captured this margin to break an egg before adding value, and as this margin shrank, results in the acquired facilities were adversely affected.  The decline in gross profit as a result of the cost pressures effectively accounted for the loss for the period.

Operating Expenses            Operating expenses for the second quarter of fiscal 2007 were $5.9 million, an increase of $3.8 million, or 178%, from the second quarter of fiscal 2006.  As was the case in the first quarter, the increase is primarily due to additional sales, management and administrative expenses associated with the MoArk acquisition, as the majority of the employees of the acquired facilities became Golden Oval employees.  Additionally, marketing expenses, including the Land O’ Lakes licensed products test market costs, are incremental in the current period. Amortization of intangible assets and deferred financing costs associated with the MoArk Acquisition accounted for $0.4 million for the period.  Operating expenses increased as a percent of net sales from 11.1% to 13.0%.

Total Other Expense Total other expense increased from $0.6 million to $1.7 million, an increase of $1.1 million for the period.  Interest expenses on higher debt levels associated with the acquisition accounted for $1.5 million, offset $0.4 million favorable other income, primarily from the sale of litter.

Income Taxes As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes.  Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income Net income for the quarter ended February 28, 2007 resulted in a loss of $(4.7) million, or $(0.88) per basic and diluted members’ unit, as compared to a profit of $0.5 million, or $0.12 per unit for the same period a year ago.

Results of Operations — Six Months ended February 28, 2007 Compared to Six Months ended February 28, 2006

Net Sales               Net sales for the first half of fiscal 2007 were $94.1 million, an increase of $55.9 million, an increase of 147% over the sales of the first half of the prior fiscal year.  More than 94% of the increase is due to the inclusion of results from operations acquired in the MoArk acquisition, which was completed on June 30, 2006, in the fourth quarter of fiscal 2006.  The balance is due to higher average selling prices for liquid eggs at the Company’s Renville, Minnesota and Thompson, Iowa facilities, $1.3 million, and an increase in sales resulting from higher feed costs from the Company’s interest in United Mills, which is consolidated in the financial statements, for $2.2 million.  Pounds sold in the first half were 198.5 million, an increase of 93.2 million, or 89% over the same period year ago.  Pounds from the acquired facilities accounted for all of the increase, more than offsetting a 1% decline in the Renville and Thompson facilities caused by increasing the space allotted to each bird in compliance with animal care guidelines promulgated by industry groups.  The average selling price per pound for the half increased from $0.335 to $0.448, an increase of $0.114, or 34% over the prior year same period, with virtually all of the increase due to the inclusion of further processed products which command a higher selling price per pound in the marketplace. For the first half of fiscal 2007, average selling prices at the Renville and Thompson locations rose just under 4% compared to the prior year period.

Cost of Goods Sold             Cost of goods sold for the first half of fiscal 2007 was $87.0 million, an increase of $56.0 million or 181% of the figure for the first half of fiscal 2006 and nearly exactly the same amount that sales increased, resulting in essentially the same gross profit on increased sales.  The majority of the increase was associated with the acquired businesses.  As occurred in the second quarter, significant unfavorable cost pressures were experienced in the period.  Feed prices rose by more than 25% per ton, driven by higher corn and soybean meal costs.  The impact at the Renville and Thompson facilities was $(3.4) million for the half.  In the acquired businesses, two factors had a negative impact on results. First, prices for carton eggs rose to very high levels, and with them, the cost of eggs purchased for breaking as eggs were diverted to supermarkets and other users of carton eggs.  Secondly, the value of the liquid eggs did not move simultaneously higher thereby substantially reducing or eliminating the margin to cover the costs of converting the eggs into liquid.  The acquired facilities typically captured this margin to break an egg before adding value, and as this margin shrank, results in the acquired facilities were adversely affected.  The decline in gross profit as a result of the cost pressures effectively accounted for the loss for the period.

Operating Expenses            Operating expenses for the first half of fiscal 2007 were $11.1 million, an increase of $6.8 million, or 161%, from the first half of fiscal 2006.  As was the case in the first quarter, the increase is primarily due to additional sales, management and administrative expenses associated with the MoArk Acquisition, as the majority of the employees of the acquired facilities became Golden Oval employees.  Additionally, marketing expenses, including the Land O’ Lakes licensed products test market costs, are incremental in the current period. Amortization of intangible assets and deferred financing costs associated with the MoArk Acquisition accounted for $0.8 million for the period.  Operating expenses increased as a percent of net sales from 11.1% to 11.8%.

Total Other Expense           Total other expense increased from $0.8 million to $4.4 million, an increase of $3.7 million for the period.  Interest expenses on higher debt levels associated with the acquisition accounted for the entire $3.7 million.

Income Taxes As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes.  Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income Net income for the six months ended February 28, 2007 resulted in a loss of $(8.4) million, or $(1.55) per basic and diluted members’ unit, as compared to a profit of $2.1 million, or $0.45 per unit for the same period a year ago.

Liquidity and Capital Resources

The Company’s working capital at February 28, 2007 was $0.3 million compared to $6.8 million at August 31, 2006.   The Company’s current ratio was 1.01 at February 28, 2007 compared to 1.26 at August 31, 2006. On June 30, 2006, the Company entered into an amended and restated credit agreement with CoBank ACB and the Metropolitan Life Insurance Company.  The amended and restated credit agreement provides for a $93.0 million line of credit, consisting of a $15.0 million revolving note that terminates on April 30, 2007 and $78.0 million in term notes due beginning in 2014. The amended and restated credit agreement provided $38.0 million in new debt to finance the MoArk acquisition and amended certain restrictive covenants contained in the prior agreement, as amended.  The Company is current on all interest and principal payments although it did not meet certain restrictive covenants regarding current ratio, working capital, leverage and fixed cost coverage for the quarter ending November 30, 2006.  The Company requested waivers relating to the current ratio, working capital, leverage, and fixed charge coverage covenants and received waivers effective as of November 30, 2006.  At the written request of the Company, the revolving note commitment may be renewed for any number of successive one-year periods in the sole discretion of the revolving note lenders, in which case the termination date shall be extended for a period corresponding to each such renewal, if any. In January 2007, the Company requested a renewal of the revolving note.

While the Company has collateral in excess of the cap used to determine availability on the revolving loan portion of its facility, the Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.   In addition, the Company may seek additional capital from an offering of our equity securities or by incurring additional indebtedness, or both.  No assurance can be given that additional working capital will be obtained in an amount that is sufficient for the Company’s needs, in a timely manner or on terms and conditions acceptable to the Company or its members.  The Company’s financing needs are based upon management estimates as to future revenue and expense. Our business plan and our financing needs are also subject to change based upon, among other factors, market and industry conditions, our ability to increase cash flow from operations and our ability to control costs and expenses.  Our efforts to raise additional funds from the sale of equity may be hampered by the fact that our securities are illiquid and are subject to restrictions on transfer. Our efforts to raise additional funds from incurring additional indebtedness may be hampered by the fact that the Company has significant outstanding indebtedness and all of the Company’s assets are pledged to its lenders to secure existing debt.

The Company’s long-term debt at February 28, 2007, including current maturities, was $99.5 million compared to $103.7 million at August 31, 2006. As of February 28, 2007, $9.5 million has been drawn against the $15.0 revolving line of credit, compared to $3.9 million as of August 31, 2006. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its credit agreement and the note issued to Land O’Lakes, Inc.  The Company is required by certain provisions of its credit agreements to maintain (1) a minimum tangible net worth of not less than $28.8 million plus 40% of earnings plus 100% of equity contributed after September 1, 2005; (2) a minimum current ratio of not less than 1.25 to 1.0; (3) working capital of no less than $7.0 million; (4) a leverage ratio of less than 6.50 to 1.0; (5) a fixed charge coverage ratio no less than 1.00 to 1; and have a certain amount of product under contracts based on the current ratio of the Company. In addition, these provisions restrict the Company’s ability to make distributions, create liens, incur indebtedness and sell assets and properties. The Company requested waivers relating to the current ratio, working capital, leverage, and fixed charge coverage covenants and received waivers effective as of November 30, 2006.

With respect the improvements that will be required to the Thompson, Iowa wastewater system (see Part II, Item 1 “Legal Proceedings”), the Company is currently estimating the cost of these improvements.  Management does not believe the cost of these improvements will adversely impact the liquidity or capital resources of the Company.

Net cash flow from operations was $(0.3) million for the first two quarters of fiscal 2007 compared to $3.9 million in the first half of fiscal 2006. Principal payments on long-term debt were $4.3 million and additions to fixed assets were $0.7 million.  There were no distributions to unit holders during the first two quarters of fiscal 2007.  An additional $0.4 million was added to restricted cash to provide for the principal payment on the 1999 and 2001 bonds due in July 2007.  Effective September 1, 2006, we issued 20,895 Class A units to pay $.2 million in management bonuses. The management bonuses were earned and accrued during fiscal year 2006. On April 1, 2006, 14,000 Class A Units were issued to pay $0.1 million in Board of Directors compensation. The Board of Director’s compensation was earned and accrued during fiscal years 2005 and 2006.

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

In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In the first quarter of fiscal 2007, we adopted SFAS No. 123(R).  No stock options were outstanding at the date of adoption and none are currently outstanding.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on a company’s financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, three Notices of Violation were issued against us by the Iowa Department of Natural Resources regarding alleged violations at our Thompson, Iowa facility of National Pollution Discharge and Elimination System (“NPDES”) permit limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen. On December 5, 2006, the Iowa Environmental Protection Commission referred the matter to the Iowa Attorney General.

On March 29, 2007, the Iowa Attorney General’s office filed suit against Golden Oval Eggs, LLC requesting civil penalties and injunctive relief from further permit violations. On April 2, 2007, the Iowa Attorney General’s verbally office approved a stay of the suit to allow time for us to negotiate a consent decree with the state of Iowa.  We expect the terms of the consent decree to include an obligation by us to make improvements to the wastewater treatment system to prevent further permit violations on an agreed-upon timeline, as well as the amount of civil penalties. In addition, our Board of Managers has authorized management to begin a competitive bidding process for improvements to the wastewater treatment system and has established a preliminary budget for capital improvements spending.  At this time, the cost associated with the interim solution, permanent improvement to the wastewater treatment facility, compliance with the NPDES permit, and the amount of penalty or fine imposed by the Iowa Attorney General cannot be estimated, however they may be significant, both individually and in the aggregate.

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

Date: April 3, 2007