Form 10-Q
period 2007-05-31
GOLDEN OVAL EGGS LLC
filed 2007-07-16
CIK 1271285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007;

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.            Yes ☐  No ☒

As of May 31, 2007, there were 4,733,527 of the Company’s Class A Units and 697,350 of the Company’s Class B Units issued and outstanding.

TABLE OF CONTENTS

Golden Oval Eggs, LLC

Form 10-Q

For The Quarter Ended May 31,  2007

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Balance Sheets

May 31, 2007 and August 31, 2006

(In Thousands)

(Unaudited)

	May 31, 2007	August 31, 2006
Assets
Current assets
Cash and cash equivalents	$352	$222
Accounts receivable	18,479	14,854
Inventories	18,189	16,005
Restricted cash	1,476	779
Other current assets	511	1,076
Total current assets	39,007	32,936

Property, plant and equipment

Land and land improvements	11,642	11,553
Buildings	41,561	40,669
Leasehold improvements	888	860
Equipment	72,159	72,312
Construction in progress	140	57
	126,390	125,451
Accumulated depreciation	(54,314)	(45,622)
Total property, plant and equipment, net	72,076	79,829

Other assets
Investments	1,669	1,576
Intangible assets, net	19,300	20,724
Goodwill	22,858	22,858
Note receivable	136	77
Total other assets	43,963	45,235

Total assets	$155,046	$158,000

See accompanying notes to consolidated condensed financial statements

	May 31, 2007	August 31, 2006

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$11,150	$3,869
Accounts payable	11,376	7,665
Accrued interest	2,790	812
Accrued compensation	1,241	1,485
Other current liabilities	2,847	2,877
Current maturities of long-term debt	9,461	9,461
Total current liabilities	38,865	26,169

Long-term debt, less current maturities	87,898	94,257

Members’ equity
Members’ equity	27,302	36,701
Non-controlling interest in consolidated entities	981	873
Total members’ equity	28,283	37,574
Total liabilities and members’ equity	$155,046	$158,000

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Operations

For the Periods Ended May 31, 2007 and 2006

(In Thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
Net sales	$53,035	$19,217	$147,098	$57,332

Cost of goods sold	47,025	16,220	134,001	47,215

Gross profit	6,010	2,997	13,097	10,117

Operating expenses	4,750	1,945	15,822	6,179

Income (loss) from operations	1,260	1,052	(2,725)	3,938

Other income (expense)
Interest expense	(2,513)	(784)	(7,477)	(2,008)
Non-controlling interest in income (loss) of consolidated entities	(22)	24	(84)	3
Other income	255	240	853	727
Total other expense	(2,280)	(520)	(6,708)	(1,278)

Net income (loss)	$(1,020)	$532	$(9,433)	$2,660

Weighted average Members’ units outstanding	5,420	4,698	5,420	4,692

Net income (loss) per Members’ unit, basic and diluted	$(0.19)	$0.11	$(1.74)	$0.57

Distributions per unit	$—	$—	$—	$—

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Cash Flows
For the Periods Ended May 31, 2007 and 2006

(In Thousands)
(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(9,433)	$2,660
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	8,704	5,541
Amortization	1,424	164
Gain on sale of property, plant & equipment	2	(9)
Non-controlling interest in income of consolidated entities, net of distributions	108	(70)
Changes in operating assets and liabilities
Accounts receivable	(3,625)	(1,291)
Inventories	(2,184)	(809)
Other current assets	565	(1,843)
Accounts payable	3,711	(200)
Accruals and other current liabilities	1,738	90
Net cash provided by operating activities	1,010	4,233

Cash flows from investing activities
Purchases of property, plant and equipment	(958)	(2,389)
Proceeds from sale of property, plant and equipment	5	22
Advance of note receivable	(59)	(40)
Purchases of investment in other cooperatives	(102)	(32)
Retirement of investment in other cooperatives	9	—
Net cash used by investing activities	(1,105)	(2,439)

Cash flows from financing activities
Proceeds from issuance of long term debt	—	3,000
Net increase (decrease) in revolving line of credit	7,281	(1,836)
Payments of long-term debt	(6,359)	(2,758)
Decrease (increase) in restricted cash	(697)	(665)
Net cash provided (used) by financing activities	225	(2,259)
Net increase (decrease) in cash and cash equivalents	130	(465)
Cash and cash equivalents - beginning of period	222	690
Cash and cash equivalents - end of period	$352	$225

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $129 and $235 during 2007 and 2006, respectively	$7,682	$2,799
Supplementary disclosures of non-cash transactions
Members units issued to directors and officers (Note 4)	$177	$747

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Condensed Financial Statements

May 31, 2007 and August 31, 2006

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

2.             Basis of Presentation   The accompanying consolidated condensed balance sheet as of August 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at  May 31, 2007 and for the three-month periods ended May 31, 2007 and 2006 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006. The results of operations for the periods ended  May 31, 2007 are not necessarily indicative of results to be expected for any other interim period or for the entire year.

3.             Inventories  Pullet and layer hen inventories are stated at the cost of production, which includes the costs of the chicks, feed, overhead and labor. Layer hen flock costs are capitalized to the point at which the pullet goes into production and are amortized over the productive lives of the flocks, generally 18 to 24 months. Feed, supplies and liquid egg and egg products inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

	May 31, 2007	August 31, 2006

Hens and pullets	$10,634	$10,050
Eggs and egg products	4,195	3,409
Feed, supplies and other	3,360	2,546
Total inventories	$18,189	$16,005

4.             Stock Based Compensation  The Company has bonus and compensation plans in place for management.  Under these agreements management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for management bonuses during the year based upon the estimated amount that will be earned by year-end.  Upon approval by the Board of Managers, the bonuses are paid to management.  The number of units to be issued is based upon the higher of the book or market value of the Class A Units at the time the bonus is awarded.  For the nine months ended May 31, 2007 and 2006, a total of  20,895 and 107,203 Class A units were issued to management at a per unit value of $7.63 for 20,895 units  in 2007, and $6.05 for 107,203 units in 2006, respectively.

The Class A units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.   In the event that termination of the employee occurs the Company will record any forfeiture of units as a  reduction to compensation expense in the period in which the forfeiture occurs.  For the nine months ended May 31, 2007 and 2006 there were forfeitures of 2,045 and 0.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the date they are granted.  For the nine months ended May 31, 2007 and 2006 a total of 12,000 units  at a unit value of $2.60 and 14,000 units at a unit value of $7.02 were awarded.

Below is a summary of stock activity pursuant to these compensation plans for the nine months ended:

	May 31		May 31
	2007		2006
	Units	$	Units	$
Issued to management	20,895	$159	107,203	$649
Issued to directors	12,000	31	14,000	98
Forfeitures	(2,045)	(13)	—	—
Total	30,850	$177	121,203	$747

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

6.             Intangibles and Goodwill  On June 30, 2006, the Company completed the MoArk Acquisition.  The purchase price consisted of $38,000 paid in cash, the issuance by the Company of a $17,000 promissory note, and $5,000 paid by the issuance of 697,350 newly-created Class B Units. The $17,000 promissory note contains a contingent warrant provision which allows the note holder, at the Holder’s option, to exercise that number of units of membership interests equal to ten (10%) of the issued and outstanding units of the Company, if the note has not been paid in full on or before the Maturity Date. Also on June 30, 2006, the Company entered into an amended and restated credit agreement, as described in Liquidity and Capital Resources.  The Company has allocated the purchase price in accordance with SFAS 141 “Business Combinations” and recorded $19,000 of intangible assets to be amortized over the relevant life of the underlying assets, and $22,800 in goodwill that is not amortized, but will be tested at least annually for impairment under SFAS 142, “Goodwill and Other Intangible Assets.”  During the quarter ended May 31, 2007, the Company considered whether an event had occurred or circumstances had changed that more likely than not would reduce the fair value of the Company below its carrying amount. Examples of such events or circumstances include:

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

7.             Contingencies   On March 29, 2007 the Attorney General of Iowa files a suit in relation to the Thompson, Iowa Waste Water Facility. Please refer to Item 1. Legal Proceedings under Part II of this Quarterly Report on Form 10-Q for a fuller description of legal proceedings involving the Company.

8.             Credit Agreement   Effective April 30, 2007, Golden Oval Eggs, LLC (the “Company”) and its two subsidiaries, GOECA, LP and Midwest Investors of Iowa, a cooperative (collectively, the “Borrowers”) entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with Metropolitan Life Insurance Company, as a bank, CoBank, ACB and the other financial institutions or entities that are signatories thereto (the “Lenders”).  CoBank, ACB is also the administrative agent for the Lenders.

The Lenders and the Borrowers entered into an Amended and Restated Credit Agreement dated as of June 30, 2006 (the “Credit Agreement”).  The Amendment amends certain provisions of the Credit Agreement, including covenants relating to net worth, current ratios, working capital, leverage ratios, fixed charge coverage ratios.  By the Amendment, the Lenders also waived defaults of these covenants for the period ending February 28, 2007, as well as certain other covenants relating to compliance with laws and environmental matters.  Further, the Amendment extended the termination date of the Credit Agreement from April 30, 2007 to March 1, 2008. Please refer to 8K filed May 9, 2007 for details on Credit Agreement. 8K filed May 9, 2007 for details on Credit.

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

The following is a discussion and analysis of our financial condition and results of operations as of and for the three month and nine months periods ended May 31, 2007 and 2006. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended August 31, 2006.

Summary

Golden Oval Eggs, LLC is a Delaware limited liability company, primarily engaged in the business of producing, processing, marketing and distributing egg products. The Company operates seven production facilities in the United States.  On June 30, 2006, the Company closed its acquisition of certain assets of MoArk, LLC and its subsidiaries relating to the business of manufacturing, marketing, selling and distributing liquid egg products, as more fully described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.  With the completion of the MoArk Acquisition, the Company moved into the further processed egg business.

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

The Company’s cost of production is materially affected by feed, purchased egg and liquid egg costs, which averaged approximately 54% of the Company’s total costs in the first three quarters of fiscal year 2007 as compared to 48% for the first two quarters of fiscal 2007.  As a result of the MoArk acquisition on June 30, 2006, feed alone has dropped from 34% of sales for the quarter ended May 31, 2006, to 19% for the quarter ending May 31, 2007, reducing somewhat the Company’s exposure to volatile corn and soybean markets. Agricultural commodity prices influence purchased eggs and open market liquid egg prices although not necessarily in the same direction, to the same degree or at the same time.

Results of Operations

Results of Operations — Third Quarter Fiscal Year 2007 Compared to Third Quarter Fiscal Year 2006

Net Sales               Net sales for the third quarter of fiscal 2007 were $53.0 million, an increase of $33.8 million, or 176% over the third quarter of the prior fiscal year.  Business acquired in the MoArk acquisition accounted for $33.3 million, or 98% of the increase.  The remainder of the increase or $0.5 million is from the Company’s interest in United Mills, which is consolidated in the financial statements, and is due to an increase in United Mills’ sales because of higher feed costs .  Sales of liquid unpasteurized eggs from the facilities in place prior to the MoArk acquisition were unchanged. Sales pounds from those facilities to outside parties declined by 20%, caused by increased utilization of output in company owned facilities, offset by an increase in average selling prices of 25.2%. Pounds sold in the third quarter of fiscal 2007 were 94.1 million, an increase of 39.6 million, or 73% over the same period in the prior year.  Pounds from the facilities acquired from MoArk accounted for 50.8 million of the increase, offsetting an 11.2 million pound decline in pounds sold to outside parties from the Renville, Minnesota and Thompson, Iowa facilities as total production declined approximately 9% due to reduced bird numbers, and more production is used internally as an ingredient in the further processed plants.  Shipments to company facilities are not accounted for as sales on a consolidated basis.   The average selling price per pound for the quarter increased from $0.353 to $0.564, an increase of $0.211, or 59.8% over the prior year same period, with $0.157 due to the inclusion of further processed products which command a higher selling price per pound in the marketplace, as well as overall strengthening in liquid whole egg prices at the Renville and Thompson locations, which accounted for $0.054 of the increase.

Cost of Goods Sold             Cost of goods sold for the third quarter of fiscal 2007 was $47.0 million, an increase of $30.8 million or 190% of cost of goods sold for the third quarter of fiscal 2006.  The majority of the increase was associated with the acquired businesses.  Gross profit for the period doubled from $3.0 million a year ago to $6.0 million in the current period.  Since the Company does not produce all of its liquid egg needs from its own birds, it is a purchaser of eggs and liquid eggs in the market.  An increase in egg and liquid egg pricing that increases sales also increases cost of goods, although not proportionately.  Costs did grow faster than sales, resulting in a decline in gross margin as a percentage of sales from 15.6% in the third quarter 2006 to 11.3% in the current quarter.  Feed prices rose by more than 50% per ton, driven by higher corn and soybean meal costs.  This impact of the increase was mitigated somewhat by the fact that as a result of the MoArk acquisition on June 30, 2006, feed alone has dropped from 34% of sales for the third quarter of 2006 to 19% for the current quarter.  The impact of higher feed costs at the Renville and Thompson facilities was $2.4 million unfavorable variance for the quarter. In the acquired businesses, prices for carton eggs rose to very high levels, and with them, the cost of eggs purchased for breaking as eggs were diverted to supermarkets and other users of carton eggs.  In contrast to the second quarter, the price of liquid eggs did move in relation to the cost of purchased eggs, allowing the acquired facilities to capture the margin to cover the costs of converting the eggs into liquid, significantly improving profitability.

Operating Expenses            Operating expenses for the third quarter of fiscal 2007 were $4.7 million, an increase of $2.8 million, or 144%, from the third quarter of fiscal 2006.  As was the case in the first two quarters, the increase is primarily due to additional sales, management and administrative expenses associated with the MoArk acquisition, as the majority of the employees of the acquired facilities became Golden Oval employees.  Additionally, marketing expenses, including the Land O’ Lakes licensed products test market costs, are incremental in the current period. Amortization of intangible assets and deferred financing costs associated with the MoArk Acquisition accounted for $0.4 million for the period.  Operating expenses decreased as a percent of net sales from 10.1% from third quarter of fiscal 2006 to 9.0% in the third quarter of fiscal 2007.

Income from Operations     The cumulative effect of the events described above was to produce positive income from operations of $1.3 million, and increase of $0.2 million, or 20% over same quarter last year. This is also the first quarter of the current fiscal year to report an operating profit.

Total Other Expense           Total other expense increased from $0.5 million to $2.3 million, an increase of $1.8 million for the period. Nearly all of the increase is due to interest expenses on higher debt levels associated with the acquisition.

Income Taxes                        As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes.  Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income (loss)                 Net income for the quarter ended May 31, 2007 resulted in a loss of $(1.0) million, or $(0.19) per basic and diluted members’ unit, as compared to a profit of $0.5 million, or $0.11 per unit for the same period a year ago.

Results of Operations — Nine Months ended May 31, 2007 Compared to Nine Months ended May 31, 2006

Net Sales               Net sales for the first nine months of fiscal 2007 were $147.1 million, an increase of $89.8 million, or 157% over the first nine months of the prior fiscal year.  Business acquired in the MoArk acquisition accounted for $89.8 million, or 100% of the increase.  A  $2.8 million  increase in sales attributable to the Company’s interest in United Mills, which is consolidated in the financial statements, due to an increase in United Mills’ sales because of higher feed costs , is offset by a $2.8 million decrease in sales of liquid unpasteurized eggs from the facilities in place prior to the acquisition. The decline in sales pounds to outside parties of 14.3%, caused by increased utilization of output in company owned facilities, is partially offset by an increase in average selling prices of 10.5%. Pounds sold in the first nine months of fiscal 2007 were 292.6 million, an increase of 132.9 million, or 83.2% over the same period year ago.  Pounds from the facilities acquired from MoArk accounted for 155.7 million of the increase, offsetting a 22.8 million pound decline in pounds sold to outside parties from the Renville, Minnesota and Thompson, Iowa facilities as total production declined approximately 14.3% due to reduced bird numbers, and more production being used internally as an ingredient in the further processed plants.  Shipments to company facilities are not accounted for as sales on a consolidated basis.  The average selling price per pound for the first nine months of fiscal 2007 increased from $0.359 to $0.503, an increase of $0.144, or 40.1% over the prior year same period, with $0.137 due to the inclusion of further processed products which command a higher selling price per pound in the marketplace, as well as overall strengthening in liquid whole egg prices at the Renville and Thompson locations, which accounted for $0.007 of the increase.

Cost of Goods Sold             Cost of goods sold for the first three quarters of fiscal 2007 was $134.0 million, an increase of $86.8 million or 184% of the figure for same of fiscal 2006 and slightly less than the amount that sales increased, resulting in an increase of $3.0 million in gross profit on increased sales.  The majority of the increase was associated with the acquired businesses.  Significant unfavorable cost pressures were experienced in the period.  Feed prices have risen by more than 33% per ton, driven by higher corn and soybean meal costs, resulting in $5.5 million of additional feed expense at the Renville and Thompson facilities.  In the acquired businesses, two factors had a negative impact on results. First, prices for carton eggs rose to very high levels, and with them, the cost of eggs purchased for breaking as eggs were diverted to supermarkets and other users of carton eggs.  Secondly, in the first half of the year the value of the liquid eggs did not move simultaneously higher, thereby substantially reducing or eliminating the margin to cover the costs of converting the eggs into liquid.  The acquired facilities typically captured this margin to break an egg before adding value, and as this margin shrank, results in the acquired facilities were adversely affected.  The decline in gross profit as a result of the cost pressures effectively accounted for the loss for the period.

Operating Expenses            Operating expenses for the first three quarters of fiscal 2007 were $15.8 million, an increase of $9.6 million, or 156%, from the same of fiscal 2006. The increase is primarily due to additional sales, management and administrative expenses associated with the MoArk Acquisition, as the majority of the employees of the acquired facilities became Golden Oval employees.  Additionally, marketing expenses, including the Land O’ Lakes licensed products test market costs, are incremental in the current period. Amortization of intangible assets and deferred financing costs associated with the MoArk Acquisition accounted for $1.3 million for the period.  Operating expenses were constant as a percent of net sales at 10.8%.

Total Other Expense           Total other expense increased from $1.3 million to $6.7 million, an increase of $5.4 million for the period.  Interest expenses on higher debt levels associated with the acquisition accounted for the entire $5.4 million.

Income Taxes                        As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes.  Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income (loss)                 Net income for the nine months ended May 31, 2007 resulted in a loss of $(9.4) million, or $(1.74) per basic and diluted members’ unit, as compared to a profit of $2.7 million, or $0.57 per unit for the same period a year ago.

Liquidity and Capital Resources

The Company’s working capital at May 31, 2007 was $0.1 million compared to $6.8 million at August 31, 2006.   The Company’s current ratio was 1.00 at May 31, 2007 compared to 1.26 at August 31, 2006. On June 30, 2006, the Company entered into an amended and restated credit agreement with CoBank ACB and the Metropolitan Life Insurance Company.  The amended and restated credit agreement provided for a $93.0 million line of credit, consisting of a $15.0 million revolving note terminating on April 30, 2007 and $78.0 million in term notes due beginning in 2014. The amended and restated credit agreement provided $38.0 million in new debt to finance the MoArk acquisition and amended certain restrictive covenants contained in the prior agreement, as amended.    On April 30, 2007, the Company entered into a first amendment to the existing credit agreement which renewed the $15.0 million revolving note through March 1, 2008 and amended certain covenants.  For the third quarter of 2007, the Company was current on all interest and principal payments.  Further, for the quarter ending May 31, 2007 the Company is required by certain provisions of its credit agreements to maintain a minimum tangible net worth of not less than $28.0 million plus 40% of earnings plus 100% of equity contributed after August 31, 2006.  The Company met this covenant for the third quarter of 2007.  For the subsequent quarters of the term of the revolving line of credit, the Company must meet the tangible net worth covenant described above, as well as covenants requiring a minimum current ratio of not less than 1.0 to 1.0; working capital of no less than zero; a leverage ratio of less than 5.0 to 1.0; a fixed charge coverage ratio no less than 1.00 to 1.

While the Company has collateral in excess of the cap used to determine availability on the revolving loan portion of its facility, the Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.   In addition, the Company may seek additional capital from an offering of its equity securities or by incurring additional indebtedness, or both.  No assurance can be given that additional working capital will be obtained in an amount that is sufficient for the Company’s needs, in a timely manner or on terms and conditions acceptable to the Company or its members.  The Company’s financing needs are based upon management estimates as to future revenue and expense. The Company’s business plan and its financing needs are also subject to change based upon, among other factors, market and industry conditions, its ability to increase cash flow from operations and its ability to control costs and expenses.  The Company’s efforts to raise additional funds from the sale of equity may be hampered by the fact that the Company’s securities are illiquid and are subject to restrictions on transfer. The Company’s efforts to raise additional funds from incurring additional indebtedness may be hampered by the fact that the Company has significant outstanding indebtedness and all of the Company’s assets are pledged to its lenders to secure existing debt.  In addition, the covenants of the Company’s credit agreement restrict the Company’s ability to make distributions, create liens, incur indebtedness and sell assets and properties.

The Company’s long-term debt at May 31, 2007, including current maturities, was $97.3 million compared to $103.7 million at August 31, 2006. As of May 31, 2007, $11.1 million has been drawn against the $15.0 revolving line of credit, compared to $3.9 million as of August 31, 2006. Substantially all trade receivables and inventories collateralize the Company’s line of credit;  property, plant and equipment collateralize the Company’s long-term debt under its credit agreement and the note issued to Land O’Lakes, Inc.

With respect to the improvements that will be required to the Thompson, Iowa wastewater system (see Part II, Item 1 “Legal Proceedings”), the Company is currently estimating the cost of these improvements.  Management does not believe the cost of these improvements will adversely impact the liquidity or capital resources of the Company.

Net cash flow from operations was $ 1.0 million for the first three quarters of fiscal 2007 compared to $4.2 million in the first three quarters of fiscal 2006. Principal payments on long-term debt were $6.4 million and additions to fixed assets were $1.0 million.  There were no distributions to unit holders during the first three quarters of fiscal 2007.  An additional $0.7 million was added to restricted cash to provide for the principal payment on the 1999 and 2001 bonds due in July 2007.  Effective September 1, 2006, we issued 20,895 Class A units to pay $0.2 million in management bonuses. The management bonuses were earned during fiscal year 2006. On May 22, 2007, 12,000 Class A Units were issued to pay $0.03 million in Board of Managers compensation. The Board of Managers’ compensation was earned and accrued during fiscal years 2006 and 2007.

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

Impact of Recently Issued Accounting Pronouncements

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report form 10-K for the year ended August 31, 2006 for a discussion of the impact of recently issued accounting pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.  FAS 157 is effective for the Company on September 1, 2008 and will be applied prospectively.  Management is currently evaluating the impact of FAS 157 on its consolidated financial statements.

In December 2004, the FASB issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In the first quarter of fiscal 2007, we adopted SFAS No. 123(R). SFAS No. 123 (R) requires that entities recognize the services received in a share based payment transaction as services are received. The compensation cost for an award of share- based employee compensation  classified as equity  shall be recognized over the requisite service period The requisite service period for share based bonuses awarded company management is four (4) years, the year the bonus was earned plus the subsequent three (3) year vesting period. The result of adoption of  SFAS No. 123 (R) did not have a material  impact on the consolidated financial statements. No stock options were outstanding at the date of adoption and none are currently outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and  Chief Financial Officer, Thomas A. Powell, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, three notices of violation were issued against us by the Iowa Department of Natural Resources regarding alleged violations at our Thompson, Iowa facility of National Pollution Discharge and Elimination System (“NPDES”) permit limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen.  Two additional notices of violation have since been issued on the same matter.  On December 5, 2006, the Iowa Environmental Protection Commission referred the matter to the Iowa Attorney General.

On March 29, 2007, the Iowa Attorney General’s office filed suit against Golden Oval Eggs, LLC requesting civil penalties and injunctive relief from further permit violations. We have received an extension from the Iowa District Court for Winnebago County until August 31, 2007 to submit our answer, which will allow time for us to negotiate a consent decree with the State of Iowa. We are currently negotiating the terms of the consent decree with the Iowa Attorney General’s office, and we expect the terms to include an obligation by us to make improvements to the wastewater treatment system to prevent further permit violations on an agreed-upon timeline, as well as the amount of civil penalties. In addition, management has begun a competitive bidding process for improvements to the wastewater treatment system and our Board of Managers has established a preliminary budget for capital improvements spending.  At this time, the cost associated with the interim solution, permanent improvement to the wastewater treatment facility, compliance with the NPDES permit, and the amount of penalty or fine imposed by the Iowa Attorney General cannot be estimated, however they may be significant, both individually and in the aggregate.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Members was held on April 4, 2007. Of the 4,721,527 Class A Units and 697,350 Class B Units outstanding and entitled to vote at the meeting as of February 28, 2007,

2,198,651 Class A Units and no Class B Units were present, either in person or by ballot. The following describes the maters considered by the Company’s members at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

Proposal 1: Election of two managers to serve on the Company’s Board of Managers for terms expiring at the Annual Meeting of the Company’s Members to be held in 2010 or until such manager’s successor is elected and shall qualify.

Nominees	Votes For	Votes Withheld

Rodney Hebrink	2,060,139	138,512

Paul Wilson	2,025,672	172,976

The terms of Messrs. Chris Edgington, Marvin Breitkreutz, Mark Chan, Howard Dahlager and James N. Reith continued after the Annual Meeting although Mr. Reith resigned as a manager effective April 19, 2007.

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

Date: July 16, 2007