Form 10-K
period 2007-08-31
GOLDEN OVAL EGGS LLC
filed 2007-12-14
CIK 1271285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number:  000-51096

Golden Oval Eggs, LLC

(Exact name of registrant as specified in its charter)

Minnesota	20-0422519
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 Park Avenue East, P.O. Box 615

Renville, MN  56284

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

As of December 14, 2007, there were outstanding 4,733,527 Class A Units and 697,350 Class B Units.

DOCUMENTS INCORPORATED BY REFERENCE:

Pursuant to General Instruction G (3), the Company omits Part III, Items 10, 11, 12, 13, and 14 and incorporates such items by reference to an amendment to this Annual Report on Form 10-K to be filed within 120 days after August 31, 2007 or to a definitive proxy statement to be filed within 120 days after August 31, 2007 with the Securities and Exchange Commission.

PART I

Item 1.                                   Business.

Introduction

Golden Oval Eggs, LLC, a Delaware limited liability company, is an egg production and processing company based in Renville, Minnesota.  Our production output consists of liquid whole egg, liquid egg white and liquid egg yolk, and further processed, value added egg products. Our unpasteurized liquid egg products are sold on a direct basis to companies who further process the unpasteurized liquid egg into various finished egg products such as dried eggs, frozen, hard cooked, extended shelf-life liquid, pre-cooked egg patties, specialty egg products, etc.  Institutional, food service, restaurants, and food manufacturers in turn purchase these further processed products.  On June 30, 2006, we completed the acquisition of certain egg processing assets of MoArk, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and MoArk Egg Corporation (the “MoArk Acquisition”).  MoArk, LLC is a subsidiary of Land O’Lakes, Inc.  As a result of the MoArk Acquisition, we are able to further process the raw liquid egg into various finished egg products and through this additional product line, sell products to retail, foodservice and institutional markets.  The product lines acquired through the MoArk Acquisition have more than doubled our revenues, positioning us to serve larger customers on a broader geographical basis. Through the MoArk Acquisition, we acquired five facilities producing various liquid, hard-cooked, dried, refrigerated and frozen egg products.

Our revenues, which were primarily derived from the production and sale of egg products, were $198.3 million during fiscal 2007 (ending August 31, 2007), $93.6 million during fiscal 2006 (ending August 31, 2006), and $63.2 million during fiscal 2005 (ending August 31, 2005).

Sales, Marketing and Customers

In the past, a majority of our egg products were sold through a variety of contract arrangements in an effort to reduce price and product sales risk.  As a result, we are currently a party to several multi-year written contracts to supply different customers, based on formula pricing, fixed price, toll milling and market based pricing. Those contracts typically involve the customer’s agreement to purchase a specified quantity of egg products each year during the term of the applicable agreement, and allow either party to terminate the contract upon specified notice to the other party. The current contracts expire at various times over the next three years, subject to termination by either party by giving six to 24 months’ notice.

In fiscal year 2007, there were two customers who each represented more than 10% of our total revenues for fiscal year 2007:  Sunny Fresh Foods (12%) and Michael Foods (19%).  While most of our sales are made in the U.S., some of our sales are outside of the U.S., primarily to customers in Canada.  In fiscal 2007, non-U.S. sales totaled approximately $1,788,000, with sales in 2005 and 2006 approximately $3,858,000 and $3,532,000, respectively.

Egg Industry and Markets

According to the U.S. Department of Agriculture (“USDA”), in 2006, the average number of egg-type laying hens in the U.S. was 288 million.  Average flock size at August 1, 2007 was 283 million layers; down from 285 million a year ago, resulting in a decrease in supply of eggs for all markets.

In the U.S. there were 215.8 million cases (estimated) of shell eggs produced in 2006.  Of these 215.8 million cases:

•                          67.1 million cases (31%) were further processed (for foodservice, manufacturing, retail & export);

•                          128.3 million cases (59%) went to retail;

•                          19.0 million cases (9%) went for foodservice use; and

•                          1.4 million cases (0.6%) were exported.

We participate in the market encompassing the 67.1 million cases, or approximately 2.6 billion pounds of liquid egg, that are further processed into various types of egg product.

Competition

We compete with a number of egg production and processing companies in the U.S. for customers for shell eggs for processing, unpasteurized liquid egg for further processing, and for customers for further processed egg product.  Our primary competitors include Michael Foods, Sunny Fresh Foods, Sonstegard Foods, ConAgra Foods, Sparboe Foods, Crystal Lake, LLC, Wabash Valley Produce, American Egg Products, Deb El Foods, Echo Lake Produce, and Rose Acre Farms.  We also compete with some of our customers who purchase our unpasteurized liquid egg and who further process unpasteurized liquid egg into other egg products.

At August 31, 2007, we had flocks of 6.2 million layers and at August 31, 2006, we had flocks of 7.0 million layers.  In calendar year 2006, there were approximately 250 egg producing companies nationally with flocks of 75,000 hens or more, representing approximately 95% of all the layers in the U.S. Of these 250 companies, there are approximately 60 egg producing companies with more than 1 million layers.  Egg Industry Magazine ranked us as the 8th largest producer nationally as of December 31, 2006 by layers.  According to Egg Industry Magazine, the top twenty producers represented 59% of the national flock of layers.

Production

Our production operations in Renville, Minnesota and Thompson, Iowa consist primarily of a fully automated, environmentally controlled complex where hens produce shell eggs with an egg flow, feeding and watering system for layers.  These eggs gently roll to a conveyor belt that delivers the eggs to the processing facility in an adjoining room. Eggs are cleaned, shells removed, and yolks separated from whites.  The raw liquid egg is stored in stainless steel tanks, and later shipped out to customers or our own further processing facilities.  In addition to processing eggs from our own layers, we also purchase eggs from third parties for further processing.

The facilities acquired in the MoArk Acquisition do not produce eggs, but procure shells eggs and liquid eggs from other suppliers.  The acquired facilities rely upon liquid egg production from our internal facilities for a portion of their supply of raw liquid egg.  These plants generally have egg breaking and pasteurizing capabilities, in addition to a wide range of production platforms for further processed products, as well as refrigerated and frozen storage.

Feed is a primary cost component in the production of eggs.  At our Thompson, Iowa production facility, we have our own feed mill onsite.  At our Renville, Minnesota facility, we jointly own a feed mill, United Mills, with two other companies.  We purchase corn and other feed ingredients and custom mix our own feed.  Additionally, we process the shell by-products from our Thompson and Renville processing plants into poultry feed.  Prices for feed and feed ingredients can fluctuate and can be affected by weather and by various supply and demand factors.  We generally purchase the feed needed for our hens based upon the then-prevailing market price for such feed and feed ingredients.

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

Except for the Iowa Department of Natural Resources Notice of Violation matter discussed under Part I, Item 3.  “Legal Proceedings”, we believe that we are currently in substantial compliance with applicable environmental laws and regulations and have all necessary material permits for existing operations. We maintain an on-going program designed to ensure compliance with environmental laws and regulations. Any future changes in environmental laws or regulations might increase the cost of operating our facilities and conducting our business. Any such changes could have material adverse consequences on our business and results of operations.

Intellectual Property Rights

As a result of the MoArk Acquisition, we acquired certain intellectual property assets, including an exclusive, royalty bearing license from Land O’ Lakes, Inc. for certain egg products, a half interest in a patent to produce a value added product for use in the industrial market, a trademark for an extended shelf life product, and several registered and unregistered trademarks and trade names, as well as other patents and patent applications.

Research and Development

In connection with the MoArk Acquisition, on July 1, 2006, we entered into an agreement with RTECH Laboratories, a business unit of Land O’ Lakes, Inc., for research and development services for products covered by a license agreement and for unlicensed products. The agreement with RTECH Laboratories expires December 31, 2008.  We had no material expenditures for fiscal years 2007, 2006 or 2005 in research and development.

Employees

As of August 31, 2007, we had approximately 663 full-time employees.  None of our employees are covered by collective bargaining agreements.  We consider our relationships with employees to be good.

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

Item 1A.                          Risk Factors.

If any of the following risks actually occur, our results of operations, cash flows, and the market for and market price of our units could be negatively impacted.  Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

We must refinance our existing Credit Agreement obligations to continue our business.

We incurred a net loss of $15,173,000 for the year ended August 31, 2007, which was partly funded from our credit lines.  We have historically obtained most of our working capital from our Amended and Restated Credit Agreement, as amended, with Metropolitan Life Insurance Company as lender and CoBank, ACB as lender and administrative agent (the “Credit Agreement”). On December 13, 2007, we entered into an agreement with the lenders under the Credit Agreement that extends the termination date of a $2,500,000 short-term revolving note issued under the Credit Agreement from December 14, 2007 to March 1, 2008 and also extends the commencement date of financial covenants from December 15, 2007 to March 1, 2008.

During fiscal year 2007, we have sought additional financing to refinance the Credit Agreement.  On December 13, 2007, we received a commitment from a new lender to refinance all debt outstanding under our the Credit Agreement.  A commitment letter is an agreement by the lender to enter into a lending relationship with a specific party and within a specific period of time.  The lender’s obligation to proceed with the debt financing described in the commitment letter is subject to various terms and conditions, including the negotiation, execution and delivery of definitive loan documents satisfactory to us and the lender.  Even if final loan agreements are signed, we may need to satisfy various conditions before the lenders will make a loan to us. Therefore, an executed commitment letter may not result in debt financing to us on the terms and conditions described in the commitment letter, or any debt financing at all.

If our estimates as to costs or revenues are inaccurate or our plan of operations changes, we may require more working capital than we currently anticipate.  If we do not obtain debt financing from the lender under the December 13, 2007 commitment letter, we may seek additional funds through an offering of our equity securities or by incurring additional indebtedness. Sales of equity securities could result in additional substantial dilution to the current holders of our Class A Units and Class B Units. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.

No assurance can be given that additional working capital will be obtained in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our members.  Our efforts to raise additional funds from the sale of equity may be hampered by the fact that our securities are illiquid and are subject to restrictions on transfer. Our efforts to raise additional funds from incurring additional indebtedness may be hampered by the fact that we have significant outstanding indebtedness and all of our assets are pledged to our lenders to secure our obligations under the Credit Agreement. If we do not secure additional working capital or refinance the Credit Agreement or if the obligations of the Credit Agreement were accelerated and due, we may be required to curtail significantly or stop our business activities.

Market prices of wholesale liquid eggs and the further processed egg products we produce are volatile and changes in these prices can adversely impact our results of operations.

Our operating results are significantly affected by wholesale liquid egg market prices, which fluctuate widely and are outside of our control. Small increases in production or small decreases in demand can have a large adverse effect on the price to our customers of our liquid egg products.  Over the last several years, egg prices and demand for liquid egg have both increased and decreased, due to a variety of factors such as decrease in production of eggs due to facilities closures, reduction in the number of laying hens (layers) due to the implementation of animal welfare standards and the outbreak of poultry disease, and consumer preference for high protein/low carbohydrate diets.  Even though increases in production or decreases in may result in disproportionate adverse impact on liquid egg prices, we may not be able to correspondingly adjust our production, expenses or prices to our customers to mitigate the impact of the decline in liquid egg prices.   In addition, many further processed liquid egg products are priced in relation to liquid egg prices, and the premium over the liquid egg price does not necessarily increase or decrease at the same time or in the same proportion as the underlying price of liquid eggs.  The volatility of liquid egg prices and our inability to timely anticipate and respond to changes in liquid egg pricing or manage the spread risk of processed egg products can have a material adverse effect on our future results of operations and financial condition

We may not be able to successfully integrate the recently purchased MoArk assets, and anticipated benefits of the transaction may not be realized.

On June 30, 2006, we purchased assets relating to a business of manufacturing, marketing, selling and distributing liquid egg products from, MoArk, LLC and other indirect subsidiaries of Land O’Lakes, Inc.  The integration of these assets into our ongoing business has been and will continue to be a complex, time consuming and expensive process and may disrupt business operations if not completed in a timely and efficient manner. In addition, anticipated synergies from the transaction may not materialize or materialize as quickly as anticipated.  Competitors, customers and suppliers may react in ways not anticipated to the acquisition, and commercial relationships may change in ways not advantageous to us.  Failure to successfully integrate the assets with our businesses or receive the anticipated benefits could have a material adverse effect on our business, financial condition and operating results.

Changes in consumer demand for liquid eggs can negatively impact our business.

Demand for liquid eggs has increased in recent years as a result of a number of factors. We believe that increased fast food restaurant consumption, favorable reports from the medical community regarding the health benefits of liquid eggs, reduced liquid egg cholesterol levels, and industry advertising campaigns have all contributed to the increase in liquid egg demand.  However, there can be no assurance that the demand for liquid eggs will not decline in the future. Adverse publicity relating to health concerns and changes in the perception of the nutritional value of liquid eggs, could adversely affect demand for liquid eggs, which would have a material adverse effect on our future results of operations and financial condition.

Feed costs are volatile and changes in these costs can adversely impact our results of operations.

Feed costs represent a significant element of our liquid egg production cost, equating to approximately 25% of total annual cost in the last fiscal year. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past.  Increases in feed costs which are not accompanied by increases in the selling price of liquid eggs will have a material adverse effect on the results of our operations.  Recently, increased demand for corn for ethanol production has resulted in rising prices despite abundant supplies for the first time in many years.  The impact of a permanent increase in demand for ethanol may raise production costs adversely affecting our ability to compete with other food sources, as eggs become relatively more expensive compared to other food sources.

Our sales will decline and our business will be materially harmed if there is any loss of any significant customer or any reduction, delay or cancellation of orders from any significant customer.

During 2007, we derived more than 10% of our revenue from Sunny Fresh Foods and Michael Foods, who represented 12%, and 19% of our revenues for fiscal year 2007, respectively.  During 2006, we derived more than 10% of our revenue from Primera Foods, Sunny Fresh Foods, and Michael Foods, who represented 14%, 23%, and 31% of our revenues for fiscal year 2006, respectively.  During 2005, we derived approximately 94% of our revenue from four customers who each represented more than 10% of our revenue for fiscal year 2005.  The loss of these customers or any other large customer could have a negative impact on our operating results.  While we would attempt to replace the lost sales through other customers, we cannot be certain that we would be able to replace any lost sales.  Our customers could cease buying our products from us at any time and for any reason.  The loss of any major customer would disrupt distribution of our products and result in a loss of revenue.  If a significant number of our customers cease purchasing products from us, our business would be materially and adversely harmed.  Further, any significant reduction or delay in the historical level of orders from our customers or cancellation of orders from any significant customer would have a negative impact on our operating results.

Servicing our indebtedness requires a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

We have historically relied on cash generated from our operations to make payments on our debt, primarily consisting of our indebtedness under the Credit Agreement, and to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements. For the fiscal year ended August 31, 2007, our loss from operations was approximately $6 million and for the fiscal year ended August 31, 2006, our income from operations was approximately $4 million.  Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that we will generate cash flow from operations sufficient to fund our business needs.  We also cannot assure you that we will be able to correspondingly reduce our need for capital with any declines in our income from operations, whether through implementing cost savings and operating improvements, or that will increase net sales growth sufficient to support our business, if at all.  We cannot assure you that borrowing will available to us under the Credit Agreement or any other financing arrangements in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

If we cannot service our indebtedness, we will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, selling assets, restructuring or refinancing our indebtedness, deferring member distributions or seeking additional equity capital, which may adversely affect our membership and affect their willingness to remain members. We may not be able to take any of these steps to service our debt on commercially reasonable terms, or at all.  In addition, the terms of existing or future financing agreements, including the Credit Agreement, may restrict us from adopting any of these alternatives.

Failure to comply with applicable governmental regulations, including environmental regulations, could harm our operating results, financial condition and reputation.

We are subject to federal and state regulations relating to grading, quality control, labeling, sanitary control and waste disposal. As a fully-integrated liquid egg producer, our liquid egg facilities are subject to United States Department of Agriculture (the “USDA”), and Food and Drug Administration (the “FDA”), regulation and various state and local health and agricultural agencies. Our liquid egg processing facilities are subject to continuous USDA inspections. Our feed production facilities are subject to FDA regulation and inspections.

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

If we fail to comply with any applicable law or regulation or permit, or fail to obtain any necessary permits, we could be subject to significant fines and penalties or other sanctions, our reputation could be harmed and our operating results and financial condition could be materially and adversely affected.  In particular, the resolution of the notices of violation issued against us by the Iowa Department of Natural Resources relating to the wastewater treatment facility at our Thompson, Iowa facility may result in fines or expense, either or both of which may be significant.  See Part I of this Form 10-K, Item 3.  “Legal Proceedings.”  In addition, because these laws and regulations are becoming increasingly more stringent, there can be no assurances that we will not be required to incur significant costs for compliance with such laws and regulations in the future.

Our business is highly competitive.

The production and sale of liquid egg products is intensely competitive. We compete with a large number of companies that may prove to be more successful than we are in marketing and selling products. We cannot assure you that we will be able to compete successfully with any or all of these companies, some of whom have greater marketing, financial, development and personnel resources than we do.

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

We are dependent on key personnel.

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular Dana Persson, our Chief Executive Officer, Robert A. Harrington, our Chief Operating Officer and Thomas A. Powell, our Chief Financial Officer. The loss of the services of Messrs. Persson, Harrington, or Powell could impair our ability to effectively manage our company and to carry out our business plan.  While we have an employment agreement with each of Messrs Persson, Harrington, and Powell that provides that he will serve as our executive officer, either party may terminate the executive officer’s employment at any time with or without cause. However, if we terminate the employment of either executive officer, we would be required to make specified payments to him as described in his employment agreement. The other members of our management team also have significant experience with our company and in our industry. The loss of any member of our senior management could likewise impair our ability to effectively manage our company and carry out our business plan.  We do not carry key person life insurance on any of our executive officers.  In addition, competition for skilled employees in our industry is intense.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and in particular Section 404 of that act relating to management certification of internal controls, the regulations of the Securities and Exchange Commission, have required an increased amount of management attention and external resources.  We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 1B.                          Unresolved Staff Comments.

None.

Item 2.                                   Properties.

We maintain production and processing facilities at a total of seven sites, including our original 60-acre site in Renville, Minnesota that is also our headquarters, and a second 240-acre site northeast of Thompson, Iowa.  The remaining five facilities were acquired with the MoArk Acquisition, with one each in Alabama, Missouri and Ohio, and two in California.

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

Vernon, California

We lease approximately 30,034 square feet of manufacturing and processing space in our Vernon facility pursuant to three leases that expire February 28, 2010. Total monthly payments on the leases are $24,224, with a provision in each for adjustment based upon the Consumer Price Index.  The Vernon facility is located near Los Angeles and has breaking, pasteurizing, and packaging capabilities as well as refrigerated and frozen storage.

Norco, California

We lease approximately 102,000 square feet in Riverside County, California pursuant to a sublease we entered into in connection with the MoArk Acquisition. The sublease expires February 2, 2010 and monthly payments are $11,650.  This site has breaking, pasteurizing, packaging, freezing, and hard cooked capabilities.

Neosho, Missouri

We lease a  30,650 square foot facility in Neosho.  The lease on the Neosho facility terminates on December 31, 2011 and requires monthly lease payments based on a sliding schedule consisting of a base charge of $15,000 per month plus a charge per case of eggs received for breaking and a flat charge per tanker of liquid egg received. The average monthly lease payment is approximately $20,185.  This facility has breaking, pasteurizing and packaging capabilities as well as refrigerated and frozen storage.

Millersburg, Ohio

We lease the 45,000 square foot Millersburg facility pursuant to a lease that expires June 30, 2008, subject to automatic annual renewals and that calls for monthly payments of $13,480 per month until June 30, 2007 and thereafter, at a monthly rate subject to adjustment with the Consumer Price Index.  The Millersburg facility is primarily an egg breaking operation with limited pasteurization and packaging capacity. As more fully described in Item 7, the carrying value of this facility has been impaired.

Renville, Minnesota

The Renville facility consists of a total of 623,000 square feet of barns, processing and office space.   The corporate offices of Golden Oval Eggs are located at this processing operation. Our Renville facility is subject to a mortgage to secure our indebtedness.

Thompson, Iowa

The Thompson facility consists of 1,660,800 square feet of barns, processing, office and storage space, with the second phase of construction adding three layer barns was completed in the first calendar quarter of 2006.  We own the land on which our Thompson facility is located through Midwest Investors of Iowa, Inc., a cooperative that we control. The land is collateral for debt obligations of Midwest Investors of Iowa, Inc. relating to the land.

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

In 2006, IDNR issued three Notices of Violation (“NOV”) against us regarding alleged violations of the NPDES permit discharge limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen.

On March 29, 2007, the Iowa Attorney General’s office filed suit against us requesting civil penalties and injunctive relief against further NPDES permit violations.  We have received extensions from the Iowa District Court for Winnebago County to submit our Answer to the suit, and during this time we have been negotiating the terms of a Consent Decree with the Iowa Attorney General’s office.  Currently, we have until January 31, 2008 to submit our Answer.  We expect the terms of the Consent Decree to include an obligation by us to make improvements to the Thompson wastewater treatment system to prevent further permit violations on an agreed-upon timeline, as well as the amount of a civil penalty.

Consistent with this expectation, we have applied to IDNR for a permit for construction of permanent improvements to the Thompson wastewater treatment system, and we are in the process of seeking competitive bids for the construction of the improvements, which will be completed in 2008.  In addition, operational changes have been made at the wastewater facility that have achieved significant improvement in compliance with the NPDES permit requirements.

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

Item 4.                                   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                                   Market for Registrant’s Common Equity and Related Stockholder Matters.

There is no established trading market for our Class A Units or our Class B Units and none is expected to develop.  As of August 31, 2007 there were 693 holders of Class A Units and one holder of Class B Units.

Item 6.                                   Selected Financial Data.

The following table sets forth selected financial data of Golden Oval Eggs, LLC. The information presented as of and for the fiscal years ended August 31, 2007, 2006, 2005, 2004, and 2003 is derived from our financial statements, which have been audited by Moore Stephens Frost, PLC, our independent auditors.

You should read the financial data presented below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the financial statements and related notes included at the end of this Annual Report on Form 10-K.

Selected Financial Data of Golden Oval Eggs, LLC
(in thousands, except unit and per unit data)

	2007	2006	2005	2004	2003
Income Statement Data:
Revenues, net	$198,277	$93,638	$63,196	$83,543	$53,052

Cost of goods sold	183,367	79,851	52,118	50,693	43,300

Gross profit	14,910	13,787	11,078	32,850	9,752
Operating expenses	20,919	9,734	7,677	9,749	3,208

Income from operations	(6,009)	4,053	3,401	23,101	6,544
Interest expense	(10,026)	(3,835)	(6,385)	(2,732)	(3,520)
Non-controlling interest in income of consolidated entities	(16)	42	(103)	(41)	—
Other income	878	805	750	513	509

Income (loss) before income tax expense (benefit)	(15,173)	1,065	(2,337)	20,841	3,533
Income tax expense (benefit)	—	2	(378)	2,926	—

Net income (loss)	$(15,173)	$1,063	$(1,959)	$17,915	$3,533

Weighted average per members’ units outstanding	5,423,218	4,811,023	4,581,762	4,581,762	4,581,762
Net income (loss) per members’ unit	$(2.80)	$0.22	$(0.43)	$3.91	$0.77

Distributions per members’ unit	$—	$—	$—	$4.22	$—

	2007	2006	2005	2004	2003
Balance Sheet Data:
Current assets	$38,684	$32,936	$17,992	$25,926	$18,211
Property, plant and equipment	68,205	79,829	69,614	55,143	38,118
Other assets	43,489	45,235	3,339	6,396	8,531

Total assets	$150,378	$158,000	$90,945	$87,465	$64,860

Current liabilities	$43,034	$26,169	$13,523	$24,360	$6,025
Long-term debt, less current maturities	84,727	94,257	46,546	30,335	32,804

Total owners’ equities	$22,617	$37,574	$30,876	$32,770	$26,031
Weighted average members’ units outstanding	5,423,218	4,811,023	4,581,762	4,581,762	4,581,762
Book value per member unit	$4.17	$7.63	$6.73	$7.15	$5.68

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

On June 30, 2006, we completed the acquisition of certain liquid egg processing assets of MoArk, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and MoArk Egg Corporation (the “MoArk Acquisition”).  With the MoArk Acquisition, we entered into the business of further processing liquid egg into various finished egg products, .  We have maintained our integrated production facilities in Renville, Minnesota and Thompson, Iowa, and will continue to supply some of the needs of the acquired facilities which were customers prior to the Moark Acquisition.

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

Our cost of production is materially affected by feed costs, which average approximately 25% of our total costs. Approximately 75% of these feed costs are incurred in the procurement of corn and soybean meal.  The cost of these ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which we have little or no control.

The open market quoted price of liquid unpasteurized whole eggs has fluctuated widely over the last 5 years, from a low of $0.21 per pound to a high of $0.76 per pound, according to reports by Urner Barry Publications, Inc. The high occurred in 2004, leading to record profits for the industry and us.  Market prices averaged less than $0.27 per pound in fiscal year 2005 and fiscal year 2006.  Both years are below five year average prices of approximately $0.35 per pound.  The average reported price for fiscal year 2007 was $0.46, ranging from a low of $0.23 in the first fiscal quarter to a high of $0.63 at the end of the fourth fiscal quarter.

We sell a significant amount of our production under contract at prices that are fixed and not tied to the then-prevailing market price. Depending upon market circumstances, the prices generated by our contract sales tend to be either less or more than what the prevailing open market prices would generate.

Currently, we do not have any additional facility expansions underway at any of our facilities.  However, we are currently in a bidding process for the construction of improvements to the wastewater treatment facility at our Thompson, Iowa facility.  See Part I of this Form 10-K, Item 3.  “Legal Proceedings.”

Results of Operations

The following table presents the amounts sold and weighted average sales prices of those sales for the liquid eggs for the twelve month fiscal periods presented.

Year ending August 31	2005	2006	2007
Pounds sold (in millions)	179.6	258.2	378.1
Average price per pound	$0.334	$0.349	$0.502

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 31, 2006

Net Sales.    Net sales for the fiscal year ending August 31, 2007 were $198.3 million, an increase of $104.6 million, or 111.7%, as compared to fiscal year 2006.  The majority of the increase, or $100.7 million, is due to the inclusion of twelve months of results for the business acquired in the Moark Acquisition compared to only two months of operations in the prior fiscal year.  Higher average selling prices for unpasteurized liquid eggs slightly offset lower reported sales from the Renville, Minnesota and Thompson, Iowa facilities as production was used internally instead of sold to third parties.  Sales from United Mills increased $2.6 million due to increased grain prices.

Cost of Goods Sold.    Cost of goods sold for fiscal 2007 was $183.4 million, an increase of $103.5 million, or 129.6% over the prior year.  The MoArk Acquisition businesses accounted for $87.2 million of the increase, while the increased cost of grain and shell eggs accounted for $12.2 million additional cost in Renville and Thompson and $2.9 million additional cost at United Mills.  In addition, an impairment charge of $1.3 million relating to certain fixed assets at the Millersburg facility and obsolete assets at the Abbeville facility was recorded.

Operating Expenses.    Operating expenses for fiscal 2007 were $20.9 million, an increase of $11.2 million, or  114.9% from the prior year.  An increase in marketing expenses for new products as well as new management and technical staff hired in to manage a larger and more complex business contributed to an increase in expenses, while the newly acquired business accounted for $3.1 million. Full year amortization of intangibles arising from the acquisition accounted for $1.6 million of expense compared to two months of expense in fiscal 2006.

Total Other Expense.    Total other expense increased to $9.2 million from $3.0 million in the prior year, a increase of $6.2 million.  Interest expense on higher average debt levels associated with the acquisition accounted for the increase.

Income Taxes.    We expect to be treated as a partnership for federal income tax purposes that will not be required to pay income tax.  Rather, our members will pay tax on their share of our net income. Accordingly, we did not record a provision for income taxes in fiscal year 2007 or fiscal year 2006.

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

Liquidity and Capital Resources

Our working capital at August 31, 2007 was $(4.3) million compared to $6.8 million at August 31, 2006.   Our current ratio was 0.9 at August 31, 2007 compared to 1.3 at August 31, 2006.  Golden Oval Eggs, LLC, Midwest Investors of Iowa and GOECA, LP are parties to a Credit Agreement that was originally entered into on September 13, 2004, first amended on November 30, 2005 and amended and restated on June 30, 2006 and subsequently amended on April 30, 2007 and October 19, 2007.  We have historically financed our working capital needs through the Credit Agreement and, to the extent of our cash flow, from operations.

The Amended and Restated Credit Agreement provided us with an additional $38.0 million of debt that was used to finance the MoArk Acquisition and revolving lines of credit and swing loans to facilitate seasonal variations in liquidity requirements.  The first amendment to the Amended and Restated Credit Agreement extended the term of the revolving loans from April 30, 2007 to March 1, 2008 and also amended certain covenants.  We were in compliance with the covenants under the Amended and Restated Credit Agreement, as first amended, for our fiscal third quarter ending May 31, 2007.  No event of non-compliance existed as of October 19, 2007.  The second amendment to the Amended and Restated Credit Agreement (1) provided us with an additional $2.5 million through a short term revolving note due December 14, 2007, (2) deferred principal payments due October 20, 2007 and November 20, 2007, (3) required us to retain a financial adviser to evaluate strategic alternatives, and (4) modified our financial covenants for the period ending December 14, 2007.

On December 13, 2007, we received a commitment letter from a new lender   The commitment is for $105 million to be used to retire all of our existing indebtedness under the Credit Agreement and replace the Credit Agreement with new debt facilities on terms we believe are more favorable to us.  Specifically, the new facility will include (1) an $80 million term loan and (2) a $25 million revolving line of credit.  The length of the loan agreement is for six years from closing, which we anticipate to be in the first calendar quarter of 2008.

On December 13, 2007, we entered into an Extension Agreement with the lenders under our Amended and Restated Credit Agreement, as amended, which extends the termination date of the $2,500,000 short-term revolving note from December 14, 2007 to March 1, 2008, the original termination date of the revolving facility.  The Extension Agreement also extends the commencement date of financial covenants from December 15, 2007 to March 1, 2008.

While negotiating with various lenders for additional debt financing and the lenders under the Credit Agreement, we have also been negotiating with parties to material agreements with us to reduce our other financial obligations, to assist us in achieving compliance with financial covenants under the Credit Agreement, and to make our business and our financial position more attractive to prospective lenders.  These negotiations are ongoing.

We expect that cash flow from operations and proceeds from the refinancing described above will be sufficient to fund operations, to make all payments of interest and principal when due, and to make distributions to our members for at least the next 12 months.  We would require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.

The cost of the MoArk Acquisition was financed by $38.0 million of additional debt under the Credit Agerement, a $17.0 million note issued by us to Land O’Lakes, Inc., the parent of the seller, and the sale of $5.0 million of new Class B Units to Land O’Lakes, Inc.  Transaction costs of approximately $1.1 million were financed from current operations.

Capital expenditures for land and equipment totaled $1.4 million in 2007.  Capital expenditures for 2006 totaled $38.3 million, primarily for the purchase of assets relating to the acquisition.  Capital expenditures totaled $20.6 million in 2005.

Our long-term debt including current maturities at August 31, 2007 was $94.2 million, compared to $103.7 million at August 31, 2006, and $51.2 million at August 31, 2005. The decrease in long term debt in 2007 is due to the timely payment of principal under the Credit Agreement.  Substantially all trade receivables and inventories collateralize our line of credit, and property, plant and equipment collateralize our long-term debt under our loan agreements. We are current on all interest and principal repayment requirements.

We have an interest rate collar agreement that was originally embedded in our Corporate Bonds, Series 2000, which limited the variability of the interest rate on the bonds to a range of 8.46% to 7.31%, and was determined to be clearly and closely related.  In September 2004, we entered into a new financing agreement and a portion of the proceeds from the new financing was used to retire the Corporate Bonds, Series 2000.  At the time the Corporate Bonds, Series 2000 were retired in September 2004, the interest rate collar agreement became a separate stand-alone agreement.  As of August 31, 2007, the interest rate collar agreement, which terminates on July 10, 2010, has a notional amount of $16.5 million.  The interest rate collar agreement requires that we maintain a collateral account.  The fair value of the interest rate collar agreement is recorded as a reduction of the value of the collateral account in our consolidated balance sheet.  As of August 31, 2007, the net value of the collateral account was $0.5 million.

Net cash flow from operations was $2.6 million for fiscal 2007.  A total of $1.4 million was paid for additions to fixed assets during the fiscal year.  No additional term debt was issued.  The revolving line of credit increased by $8.0 million.

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

Contractual Obligations

The following table presents our various known contractual obligations as of August 31, 2007, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$94,249	$9,522	$36,276	$19,141	$29,310
Operating Leases	4,850	1,457	2,209	879	305
Construction Obligations	—	—	—	—	—
Total	$99,099	$10,979	$38,485	$20,020	$29,615

The data presented in the preceding table does not include any expected interest payments. We have no material purchase obligations as of August 31, 2007.

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

Long-Lived Assets.     Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives based on management’s experience, which is 7 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. In the year ending August 31, 2007, there were no write-offs as a result of changes to asset useful lives.

We continually reevaluate the carrying value of our long-lived assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this reevaluation, if impairment indicators are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposal. In the year ending August 31, 2007, we determined that  impairment of $1.3 million had occurred at our Millersburg facility due to the loss of two major egg suppliers that resulted in a significant decrease in the production volume.

Intangible Assets

As a result of the MoArk Acquisition that was completed June 30, 2006, we acquired intangible assets consisting of licenses to use certain brand names and trademarks, licenses of certain product technology and certain patents and patent applications.  We recorded the excess of consideration paid over assets acquired.  Financial Accounting Standard No. 141 “Business Combinations” dictates that values be assigned to certain intangible assets.  We accordingly made estimates of the values to be carried on our books for intangible assets acquired, including registered and unregistered trade names and trademarks, licensing agreements, and patents and patent applications.  The values of these assets are determined by forecasting future cash flows and assessing the risk of achieving the forecast.  Those intangible assets with finite lives will be amortized over a period matching the life of the underlying intellectual property, for example, the term of the license agreement or the remaining life of the patent.  Those intangibles with indefinite lives have been recorded as goodwill, and will not be amortized over a fixed time period.  Rather, they will be tested for impairment when impairment indicators are deemed present or on an annual basis.   As of August 31, 2007 we tested for impairment under the provisions of SFAS No. 142.  The results of the impairment test indicated that the fair value of the single entity reporting unit exceeded the carrying value of the reporting unit.  As a result, no provision for impairment was required.

Financial Instruments.    Our financial instruments consist primarily of cash equivalents, accounts receivable, long-term receivable, accounts payable, debt, and an interest rate collar agreement.  The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments.  The stated value of our long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and risk characteristics.  The carrying values of long-term debt instruments approximate their fair value because interest rates on such debt are periodically adjusted and approximate current market rates. The interest rate collar agreement manages our exposure to fluctuations in interest rates.  We have accounted for this agreement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, “as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Interest rate swap contracts are reported at fair value with the gain or loss on market value recorded as an increase or reduction of interest expense. At August 31, 2006, no interest rate swap agreements are designated as hedges.  An increase or decrease in the fair value of these financial instruments would result in changes of the recorded value of these financial instruments in our consolidated financial statements.  During the year ended August 31, 2005, we had only one abnormal and material adjustment due to fluctuations in the fair values of financial instruments.  This adjustment recognized a $2.3 million decrease in the recorded value of the collateral on the interest rate collar agreement at the time this agreement was determined to no longer be clearly and closely related to the Corporate Bonds, Series 2000.  In fiscal 2007, a net gain of $.3 million was recorded as a reduction in interest expense due to changing collateral values.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.  FAS 157 is effective for us on September 1, 2008 and will be applied prospectively.  Management does not believe that the adoption of FAS 157 will have a significant impact  on its consolidated financial statements.

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

Item 8.                                   Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm and our consolidated balance sheets as of August 31, 2007 and 2006, our related consolidated statements of operations, owners’ equity and cash flows for each of the three years in the period ended August 31, 2007, and the Notes to the Consolidated Financial Statements are set forth listed immediately following the signature page of this Annual Report on Form 10-K.

Item 9.                                   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are no disagreements with the accountants on accounting or financial disclosure.

Item 9A.                          Controls and Procedures.

Disclosure Control and Procedures

Our Chief Executive Officer, Dana Persson, and our Chief Financial Officer, Thomas A. Powell, have evaluated our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation and for the reasons stated below, they have concluded that our disclosure controls and procedures were not effective as of August 31, 2007.

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In their evaluation, our Chief Executive Officer and Chief Financial Officer, identified a deficiency in our disclosure controls and procedures relating to our failure to maintain a sufficient number of personnel to support our consolidation and financial reporting processes in connection with this Annual Report on Form 10-K, particularly in light of the expansion of our operations with the MoArk Acquisition and the increased complexity of the financial reporting analysis performed by our personnel.  As a result of this deficiency, we were unable to timely file this Form 10-K for the year ended August 31, 2007 because we required additional time to finalize the financial statements and to prepare the Annual Report and related disclosures, as well as additional time to allow our registered independent public accounting firm to complete the audit following completion of our work.

We believe that the substantial increase in workload for our finance personnel was exacerbated by the substantial time devoted by these personnel to support our efforts to refinance our current credit agreement.  However, we are evaluating alternatives to ensure the remediation of these deficiencies in disclosure controls and procedures.  Currently, we are considering augmenting the resources in our finance department, adding to that department’s staff and utilize external resources as appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 13, 2007, Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa entered into an extension agreement (the “Extension Agreement”) with the lenders under its Amended and Restated Credit Agreement, as amended, with Metropolitan Life Insurance Company as a lender and CoBank, ACB as a lender and administrative agent (the “Credit Agreement”).  The Extension Agreement extended the termination date of a $2,500,000 short-term revolving note issued under the Credit Agreement from December 14, 2007 to March 1, 2008 and also extended the commencement date of financial covenants from December 15, 2007 to March 1, 2008. On December 13, 2007 we received a commitment from a new lender to refinance all debt outstanding under our Credit Agreemnent.

PART III

Pursuant to General Instruction G (3), we omit Part III, Items 10, 11, 12, 13, and 14 and incorporates such items by reference to an amendment to this Annual Report on Form 10-K to be filed within 120 days after August 31, 2007 or to a definitive proxy statement to be filed within 120 days after August 31, 2007 with the Securities and Exchange Commission.

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

3.3

Certificate of Designation for Class B Units of Golden Oval Eggs, LLC dated June 30, 2006 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 (the “2006 10-K”)).

10.1

Employment, Non-Competition and Severance Agreement dated September 1, 2004 between Dana Persson and Golden Oval Eggs, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2005).*

10.2

Employment, Non-Competition, and Severance Agreement effective August 1, 2007 by and between Golden Oval Eggs, LLC and Thomas A. Powell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2007).*

10.3

Employment, Non-Competition, and Severance Agreement dated May 23, 2006 by and between Golden Oval Eggs, LLC and Robert A. Harrington (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 23, 2006).

10.4

Litter Handling Agreement dated January 1, 2002 by and between Farmers Cooperative Company and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.5 of the Form S-4).**

10.5

Litter Handling Agreement dated March 31, 2003 between Co-op Country Farmers Elevator and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.6 of the Form S-4).**

10.6

Independent Contractor Agreement for Pullet Production dated November 1, 2003 among Pullet Connection, Inc., Barbara Frank and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.7 to the Form S-4).

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

10.10

Subordinated Promissory Note in principal amount of $17,000,000 dated June 30, 2006 made by Golden Oval Eggs, LLC, a Delaware limited liability company Midwest Investors of Iowa, Cooperative, an Iowa Cooperative, and GOECA, LP as debtors to the order of Land O’ Lakes, Inc. (incorporated by reference to Exhibit 10.10 of the 2006 10-K).

10.11

Security Agreement dated as of June 30, 2006 by Golden Oval Eggs, LLC, GOECA, LP, and Midwest Investors of Iowa, Cooperative, for the benefit of Land O’ Lakes, Inc. (incorporated by reference to Exhibit 10.11 of the 2006 10-K).

10.12	Subordination and Intercreditor Agreement dated as of June 30, 2006 made Land O’ Lakes, Inc. in favor of CoBank ACB, as agent (incorporated by reference to Exhibit 10.12 of the 2006 10-K).

10.13	Warrant to purchase Units of Golden Oval Eggs, LLC dated as of June 30, 2006 issued to Land O’Lakes, Inc. (incorporated by reference to Exhibit 10.13 of the 2006 10-K).

10.14

Amended and Restated Credit Agreement dated as of June 30, 2006 among Golden Oval Eggs, LLC, Midwest Investors of Iowa, Cooperative, and GOECA, LP, CoBank ACB, and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.14 of the 2006 10-K).

10.15

First Amendment to Amended and Restated Credit Agreement effective as of April 30, 2007 by and between Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers, the lenders signatory thereto, and CoBank, ACB as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 30, 2007).

10.16

Second Amendment to Amended and Restated Credit Agreement effective as of October 19, 2007 by and between Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers, by Metropolitan Life Insurance Company, as a bank and lender, and by CoBank, ACB as a lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2007 (the “October Form 8-K”)).

10.17

Short Term Revolving Note dated October 19, 2007 in principal amount of $2,500,000 by Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers, and Metropolitan Life Insurance Company and CoBank, ACB as lenders (incorporated by reference to Exhibit 10.2 to the October Form 8-K).

10.18

Amended and Restated Swing Line Note dated October 19, 2007 in principal amount of $2,000,000 by Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers and CoBank ACB as lender (incorporated by reference to Exhibit 10.3 to the October Form 8-K).

10.19

Amended and Restated Revolving Note dated October 19, 2007 in the principal amount of $13,000,000 by Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers, and CoBank, ACB as lender (incorporated by reference to Exhibit 10.4 to the October Form 8-K).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Oval Eggs, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2007.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson
Dana Persson, President and Chief Executive Officer

By:	/s/ Thomas A. Powell
Thomas A. Powell, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on December 14, 2007 on behalf of Golden Oval Eggs, LLC in the capacities indicated.  Each person whose signature appears below constitutes and appoints Dana Persson and Thomas A. Powell as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

/s/ Dana Persson	President and Chief Executive Officer
Dana Persson	(principal executive officer)

/s/ Thomas A. Powell	Chief Financial Officer
Thomas A. Powell	(principal financial and accounting officer)

/s/ Chris Edgington	Chairman
Chris Edgington

/s/ Marvin Breitkreutz	Vice Chairman
Marvin Breitkreutz

/s/ Mark Chan	Manager
Mark Chan

/s/ Howard Dahlager	Manager
Howard Dahlager

/s/ Paul Wilson	Manager
Paul Wilson

GOLDEN OVAL EGGS, LLC

August 31, 2007, 2006 and 2005

Consolidated Financial Statements

With

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Members and Board of Managers

Golden Oval Eggs, LLC

Renville, Minnesota

We have audited the accompanying consolidated balance sheets of Golden Oval Eggs, LLC as of August 31, 2007 and 2006, and the related consolidated statements of operations, changes in owners’ equity and cash flows for each of the three years in the period ended August 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Oval Eggs, LLC as of August 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Frost
Certified Public Accountants

Little Rock, Arkansas

December 13, 2007

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets

August 31, 2007 and 2006

(In Thousands)

	2007	2006
Assets

Current assets
Cash and cash equivalents	$—	$222
Accounts receivable	18,502	14,854
Inventories	18,352	16,005
Restricted cash	783	779
Other current assets	1,047	1,076
Total current assets	38,684	32,936

Property, plant and equipment
Land and land improvements	11,649	11,553
Buildings	40,684	40,669
Leasehold improvements	896	860
Equipment	71,906	72,312
Construction in progress	173	57
	125,308	125,451
Accumulated depreciation	(57,103)	(45,622)
Total property, plant and equipment, net	68,205	79,829

Other assets
Investments	1,670	1,576
Intangibles, net	18,826	20,724
Goodwill	22,858	22,858
Note receivable	135	77
Total other assets	43,489	45,235

Total assets	$150,378	$158,000

	2007	2006
Liabilities and Owners’ Equity

Current liabilities
Revolving line of credit	$11,884	$3,869
Accounts payable	14,221	7,665
Accrued interest	2,988	812
Accrued compensation	1,824	1,485
Other current liabilities	2,595	2,877
Current maturities of long-term debt	9,522	9,461
Total current liabilities	43,034	26,169

Long-term debt, less current maturities	84,727	94,257

Commitments and contingencies - See Notes 6 and 13

Owners’ equity
Members’ equity	21,612	36,701
Non-controlling interest in consolidated entities	1,005	873
Total owners’ equity	22,617	37,574

Total liabilities and owners’ equity	$150,378	$158,000

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Operations

For the Years Ended August 31, 2007, 2006 and 2005

(In Thousands, except per unit data)

	2007	2006	2005

Net sales	$198,277	$93,638	$63,196

Cost of goods sold	183,367	79,851	52,118

Gross profit	14,910	13,787	11,078

Operating expenses	20,919	9,734	7,677

Income (loss) from operations	(6,009)	4,053	3,401

Other income (expense)
Interest expense	(10,026)	(3,835)	(6,385)
Non-controlling interest in income (loss) of consolidated entities	(16)	42	(103)
Other income	878	805	750
Total other expense	(9,164)	(2,988)	(5,738)

Income (loss) before income taxes	(15,173)	1,065	(2,337)

Income tax expense (benefit)	—	2	(378)

Net income (loss)	$(15,173)	$1,063	$(1,959)

Basic and diluted earnings (loss) per members’ unit	$(2.80)	$0.22	$(0.43)

Distributions per members’ unit	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Changes in Owners’ Equity

For the Years Ended August 31, 2007, 2006 and 2005

(In Thousands)

					Qualified			Non-Controlling
	Common Stock		Common	Additional	Written	Unallocated		Interest in	Total
	Class A	Class B	Stock	Paid-in	Notices	Capital	Members’	Consolidated	Owners’
	Units	Units	Amount	Capital	of Allocation	Reserve	Equity	Entities	Equity

Balance - September 1, 2004	4,582	—	$46	$19,923	$7,250	$4,644	$—	$907	$32,770

Conversion to LLC	—	—	(46)	(19,923)	(7,250)	(4,644)	31,863	—	—

Distributions paid	—	—	—	—	—	—	(13)	—	(13)

Net loss	—	—	—	—	—	—	(1,959)	—	(1,959)

Non-controlling interest in income of consolidated entities, net of distributions	—	—	—	—	—	—	—	78	78

Balance - August 31, 2005	4,582	—	—	—	—	—	29,891	985	30,876

Units issued	121	697	—	—	—	—	5,747	—	5,747

Net income	—	—	—	—	—	—	1,063	—	1,063

Non-controlling interest in income of consolidated entities, net of distributions	—	—	—	—	—	—	—	(112)	(112)

Balance - August 31, 2006	4,703	697	—	—	—	—	36,701	873	37,574

Units issued	31	—	—	—	—	—	84	—	84

Net loss	—	—	—	—	—	—	(15,173)	—	(15,173)

Non-controlling interest in income of consolidated entities, net of distributions	—	—	—	—	—	—	—	132	132

Balance - August 31, 2007	4,734	697	$—	$—	$—	$—	$21,612	$1,005	$22,617

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Cash Flows

For the Years Ended August 31, 2007, 2006 and 2005

(In Thousands)

	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(15,173)	$1,063	$(1,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	11,593	8,083	6,167
Amortization	1,898	498	228
Asset impairment	1,338	—	—
Stock issued as Executive compensation	196	—	—
Stock issued as Board of Directors compensation	31	14	—
SFAS 123R adjustment	(143)	—	—
Gain on disposal of property, plant and equipment	(39)	(9)	(1)
Loss on retirement of bonds	—	—	848
Non-controlling interest in income (loss) of consolidated entities, net of distributions	132	(112)	78
Unrealized loss on hedging activities	—	—	2,302
Changes in operating assets and liabilities, net of effects of adoption of FIN-46R
Accounts receivable	(3,648)	(10,045)	1,111
Inventories	(2,347)	(4,816)	(2,018)
Other current assets	29	(689)	534
Accounts payable	6,556	4,835	(732)
Income taxes payable	—	—	(2,685)
Accruals and other current liabilities	2,233	2,606	(1,918)
Net cash provided by operating activities	2,656	1,428	1,955

Cash flows from investing activities, net of effects of adoption of FIN-46R
Purchases of property, plant and equipment	(1,406)	(2,612)	(20,641)
Acquisition of Moark, LLC assets	—	(35,703)	—
Proceeds from sales of property, plant and equipment	138	33	4
Advance of note receivable	(58)	(40)	(14)
Purchases of investments in other cooperatives	5	(59)	(58)
Retirement of investment in other cooperatives	(99)	12	41
Net cash used by investing activities	(1,420)	(38,369)	(20,668)

	2007	2006	2005

Cash flows from financing activities, net of effects of adoption of FIN-46R
Net increase in revolving line of credit	$8,015	$1,145	$2,697
Proceeds from issuance of long-term debt	—	41,000	42,550
Payments of long-term debt	(9,469)	(5,496)	(24,288)
Payment of deferred financing costs	—	(314)	(1,469)
Restricted cash	(4)	138	2,534
Patronage dividend	—	—	(10,263)
Net cash provided (used) by financing activities	(1,458)	36,473	11,761

Net decrease in cash and cash equivalents	(222)	(468)	(6,952)

Cash and cash equivalents - beginning of year	222	690	7,642

Cash and cash equivalents - end of year	$—	$222	$690

Supplementary disclosures of cash flow information
Cash paid during the year for Interest, net of capitalized interest, of $174 and $171 during 2007 and 2006, respectively	$10,015	$3,664	$3,276
Income taxes	—	2	2,307

Supplementary disclosures of non-cash transactions
Goodwill purchased with Class B Units	$—	$5,000	$—
Long-term debt issued for acquisition	—	17,000	—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

(In Thousands, except per unit data)

1.     Summary of Significant Accounting Policies

a.               Organization – Golden Oval Eggs, LLC (the “Company”) was organized as a Delaware limited liability company to affect the reorganization of Midwest Investors of Renville, Inc. (“MIR”) effective August 31, 2004.  MIR was incorporated as a cooperative under the laws of the state of Minnesota in March 1994.  Upon conversion, MIR patrons’ equity, including common stock, additional paid-in capital, qualified written notices of allocation and unallocated capital reserve were converted into members’ equity of the Company.

b.              Principles of consolidation – The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, GOECA, LP, the accounts of AEI, LLC of which the Company holds a 68% membership interest at August 31, 2007 and the accounts of variable interest entities in which the Company is the primary beneficiary.  The Company holds a 33 1/3% membership interest and is also a purchaser of feed produced by United Mills a Minnesota cooperative and Midwest Investors of Iowa, Inc. a lessor of property to the Company.  The Company investments in 20% to 50% owned entities that are not variable interest entities in which the Company is the primary beneficiary are accounted for using the equity method.  The Company investments in less than 20% owned entities that are not variable interest entities in which the Company is the primary beneficiary and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

c.               Business operations and environment – The Company is an integrated poultry and liquid egg processing operation that produces and sells liquid and processed egg products, principally in the United States and Canada.  The Company operates as one reportable segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements.

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

e.               Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company reviews its customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected.  The Company’s management deems accounts receivable to be past due based on contractual terms.  Amounts will be written off at the point when collection attempts on the accounts have been exhausted.  Management uses significant judgment in estimating uncollectible amounts.  In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance.  While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in the economic, industry or specific customer conditions may require adjustment to any allowance recorded by the Company.  As of August 31, 2007 and 2006, management has determined that an allowance of $199 and $30, respectively, is required due to the changing nature of the customer base.  In 2005, no allowance for doubtful accounts was considered necessary by the Company’s management.

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

g.              Investments – trading securities – From time to time, the Company holds certain commodity futures contracts in the regular course of business to manage its exposure against commodity price fluctuations on anticipated purchases of raw materials.  The contracts are generally for short durations of less than one year.  Although these instruments are economic hedges, the Company does not designate these contracts as hedges for accounting purposes pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  As a result, the Company records these contracts as investments and are they classified as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended by SFAS No. 130, “Reporting Comprehensive Income.”  Accordingly, these investments are recorded at fair value based on quoted market prices. The Company’s unrealized gains and losses in the commodities futures contracts are included in earnings in the periods in which they arise.  At August 31, 2007 and 2006, there were no such contracts outstanding.

h.              Property, plant and equipment – Property, plant, leasehold improvements, and equipment are stated at cost and depreciated is provided primarily by the straight-line method over the following lives:

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

i.                  Impairment of long-lived assets to be held and used – The Company reviews the carrying value of long-lived assets for impairment whenever certain triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison to the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of long-lived assets for impairment whenever certain triggering events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the regional processing facility.  If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value.  On June 30, 2007, two major egg supply contracts at the Millersburg, Ohio facility expired and the Company has been unable to secure replacement suppliers.  As a result of the two major supply contracts expiring, the Millersburg facility had a significant decrease in production volume.  The resultant future cash flows for the Millersburg facility are less than the carrying value of its assets resulting in an impairment charge of $1,338 as of August 31, 2007, which is included in cost of goods sold in the consolidated statements of operations.  No triggering events or changes in circumstances were identified by management for the years ended August 31, 2006 or 2005.

j.                  Investments (not in thousands) – Investments include the Company’s investments in St. Paul Bank for cooperatives and four additional cooperatives involved in activities which are similar or complementary to the Company.  Additionally, fiscal years 2007, 2006 and 2005 include United Mills’ investment in Land O’Lakes, Inc. and five additional cooperatives involved in activities which are similar or complementary to United Mills.

k.               Restricted cash – Restricted cash consists of cash that is restricted as to future use by contractual agreements associated with the outstanding bonds and an interest rate collar agreement at August 31, 2007 and 2006.  See Note 7 for further discussion of the interest rate collar agreement.

l.                  Intangible assets – Intangibles include patents, brand names, contractual license agreements and costs incurred in connection with the acquisition of financing.  Financing costs are capitalized and amortized over the life of the related financing instrument.  Patents, brand names and licenses are valued based upon net present value of the projected cash flow streams for each within determinable time frames, based upon brand name life (15 years), contractual license agreement terms (10 years) or remaining patent life (11.3 years).  Intangibles are shown net of accumulated amortization on the accompanying consolidated balance sheets.

m.            Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired in the acquisition of certain assets from Moark, LLC and its subsidiaries, Cutler at Abbeville, LLC, Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation (the “Moark Acquisition”) on June 30, 2006.  The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and tests goodwill for impairment on an annual basis or earlier, if facts and circumstances indicate that there may be a potential impairment.  As of August 31, 2007, the Company tested for impairment under the provisions of SFAS No. 142.  A present value technique was used to estimate the fair value of the reporting unit.  The results of the impairment test indicated the fair value of the single entity reporting unit exceeded the carrying value of the reporting unit resulting in no impairment.

n.              Derivative financial instruments – The Company entered into an interest rate collar agreement to manage its exposure to fluctuations in interest rates.  The Company has accounted for this agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging” (as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity” and SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”).  Interest rate swap contracts are reported at fair value with the gain or loss on market value recorded as an increase or reduction of interest expense.  At August 31, 2007, no interest rate swap agreements are designated as hedges.

o.              Income taxes – Golden Oval Eggs, LLC and AEI, LLC are limited liability companies and as such, are treated as partnerships for income tax purposes.  Accordingly, the taxable income or loss of these entities is reported on the individual income tax returns of their members.  No provision for income taxes or deferred income tax liability related to these entities is included in the accompanying consolidated financial statements.

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

t.                 Stock-based compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No.123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  In the first quarter of fiscal 2007, the Company adopted SFAS No. 123(R).  The adoption did not result in a material impact to operations of the Company.

u.              Reclassifications – Certain reclassifications have been made to the 2006 and 2005 balances in order to conform to the 2007 presentation.

v.              Recently issued accounting standards – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.  SFAS No. 157 is effective for the Company on September 1, 2008 and will be applied prospectively.  Management does not believe the adoption of SFAS No. 157 will have a significant impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on a company’s financial statements and related disclosures.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 has not had a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities,” to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007 with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  Management is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

2.              Acquisition of Assets

On June 30, 2006, the Company and its wholly-owned subsidiary, GOECA, LP, purchased from Moark, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation (collectively, the “Seller”) certain assets relating to the business of manufacturing, marketing, selling and distribution of egg products.  Moark, LLC is a subsidiary of Land O’Lakes, Inc. (“LOL”).  GOECA, LP is a newly-formed Delaware limited partnership controlled by the Company that will continue operations of the acquired California business.  The purchase was pursuant to an asset purchase agreement dated May 23, 2006.

In connection with the closing, the Company paid the Seller the total purchase price of $60,000 consisting of $38,000 in cash (of which $1,500 was paid as an earnest money deposit in connection with the execution of the asset purchase agreement), an additional $17,000 paid in the form of a subordinated promissory note bearing interest at a rate of 12% per year (the “Note”) issued to LOL and $5,000 paid by issuance of 697,350 Class B Units.  Transaction costs of $1,097 were funded by current operations and were capitalized as a part of the allocated purchase price.

The Company allocated the purchase price based upon the fair value of the assets acquired as follows:

Land	$55
Building	1,850
Leasehold improvements	861
Equipment	12,944
Inventory	3,394
Intangibles	19,135
Goodwill	22,858

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

Additionally, the Company owns a 33 1/3% interest in United Mills, a Minnesota cooperative, from which it also purchases feed.  The Company has evaluated its equity investment in United Mills and has determined that United Mills is a variable interest entity under FIN-46R.  The Company has concluded that it is the primary beneficiary as defined by FIN-46R and as a result, the Company is required to consolidate United Mills on September 1, 2003.  FIN-46R requires that the Company account for United Mills as if it had been consolidated since the initial investment in 1995.  A total of $1,998 and $1,903 of assets of United Mills recorded in the consolidated balance sheets as of August 31, 2007 and 2006, respectively, serve as collateral for the obligations of the variable interest entity.

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

United Mills reported the following financial results for fiscal year 2007:

Sales	$18,885
Gross profit	1,413
Net income	—

4.              Inventories

Inventories consist of the following:

	2007	2006

Hens and pullets	$10,766	$10,050
Eggs and egg products	4,046	3,409
Feed, supplies and other	3,540	2,546

Total inventories	$18,352	$16,005

5.              Intangible Assets, Net

Intangible assets consist of the following:

	2007	2006

Net patent cost ($11,299 less amortization $1,162)	$10,137	$11,133
Net brand name cost ($4,040 less amortization $315)	3,725	3,995
Net license cost ($3,796 less amortization $441)	3,355	3,733
Net deferred financing costs ($2,679 less amortization $1,070)	1,609	1,863

Net intangibles	$18,826	$20,724

The amortization periods for these intangible costs range from 7 to 15 years with a weighted-average amortization period of approximately 12 years.  The future amortization expense is as follows:

2008	$1,891
2009	1,865
2010	1,865
2011	1,865
2012	1,865
Thereafter	9,475

$18,826

As discussed in Notes 6 and 7, the Company obtained new financing with a financial institution in the fourth quarter of fiscal year 2006.  In conjunction with this refinancing, the Company capitalized financing costs incurred in the amount of $314, which is being amortized over the term of the loan.

6.               Revolving Line of Credit

On June 30, 2006, the Company amended the revolving short-term line of credit with a maximum indebtedness of the lesser of $15,000 or the limit established by the borrowing base computation with a variable interest rate (9.75% at August 31, 2007).  The balance at August 31, 2007 and 2006 was $11,884 and $3,869, respectively.  Credit line availability as of August 31, 2007 was $3,116.  The weighted-average interest rates for these borrowings were 9.75% and 7.06% for the years ending August 31, 2007 and 2006, respectively, based on average amount outstanding.  The average amount outstanding on the line of credit was $9,245 and $1,504 with a maximum outstanding month end balance of $12,163 and $4,388 for the years ending August 31, 2007 and 2006, respectively.  There is a quarterly nonuse fee at the rate of one quarter of one percent on the daily average unused amount on the line of credit.  The line of credit may be withdrawn immediately upon matured default as defined in the note agreement.  Effective April 30, 2007, the first amendment to the Amended and Restated Credit Agreement amended the date of maturity on the line to March 1, 2008.

7.               Long-Term Debt and Derivative Instruments

Long-term debt consists of the following:

	2007	2006
Note payable to a bank; variable interest rate, currently at 9.7% as of August 31, 2007, paid monthly, principal paid in equal monthly payments of $317 starting in July 2006 through June 2015; secured by all assets of the Company.	$33,562	$37,366

Note payable to LOL, a related party; bearing interest at 12%, secured by a subordinated lien on all pledged assets: interest accrues monthly until June 2008 when monthly installments of $200 will commence maturing on June 1, 2009.	17,000	17,000

Note payable to a bank; bearing interest at 6.2%; interest paid monthly, principal paid in equal monthly payments of $183 through September 2014; secured by substantially all land, buildings and equipment of the Thompson, Iowa facility, with a net book value of $52,763.	15,584	17,784

	2007	2006
Note payable to a bank; bearing interest at 6.9%; interest paid monthly, principal paid in equal monthly payments of $83 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, Iowa facility, with a net book value of $52,763.	$8,333	$9,333

Note payable to a bank; variable interest rate, currently at 9.7% as of August 31, 2007, paid monthly, principal paid in equal monthly payments of $83 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, Iowa facility, with a net book value of $52,763.	8,333	9,333

Corporate bonds, series 1999, bearing interest at 8.44%; interest payable semiannually, principal payments due in annual installments from 2001 to July 2014 in amounts ranging from $432 to $1,240; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility amounting to a net book value of $7,346.	6,897	7,600

Note payable to a bank; variable interest rate, currently at 6.3% as of August 31, 2007, paid monthly, principal paid in equal monthly payments of $25 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, Iowa facility, with a net book value of $52,763.	2,500	2,800

Corporate bonds, series 2001, bearing interest at 8.75%; interest payable semiannually, principal payments in equal annual installments of $300 from 2002 to January 2011; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility amounting to a net book value of $7,346.	1,200	1,500

	2007	2006
Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $632; payable in monthly installments of $4 beginning November 2005 through October 2014.	$358	$408

Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $327; payable in monthly installments of $5 beginning June 2003 through May 2011.	211	267

Note payable to a bank, variable interest rate; secured by assets of United Mills with lack of recourse to the Company; payable in monthly installments of $2; maturing November 2011.	101	117

Note payable to a company; variable interest rate on two-thirds of note balance (4% at August 31, 2007); with remaining one-third of note balance being non-interest bearing; unsecured; payable in annual installments of $30, plus interest, through January 2010.	90	120

Note payable to a company; bearing interest at 2%, unsecured: payable in annual installments of $10, plus interest, through November 2014.	80	90
	94,249	103,718
Less current maturities	9,522	9,461

Long-term debt, less current maturities	$84,727	$94,257

Aggregate maturities of long-term debt are as follows:

2008	$9,522
2009	26,608
2010	9,668
2011	9,701
2012	9,440
Thereafter	29,310

Total	$94,249

The Company entered into an Amended and Restated Credit Agreement dated June 30, 2006 for a new term loan and a revolving line of credit (see Note 6) through a financial institution.  The proceeds were used fund an acquisition of assets from Moark, LLC and its subsidiaries (see Note 2).

Effective April 30, 2007, the Company entered into a first amendment to the Amended and Restated Credit Agreement.  The amendment amends certain provisions of the credit agreement, including covenants relating to net worth, current ratios, working capital, leverage ratios and fixed charge coverage ratios.  The amendment amended the termination date of the revolving line of credit to March 1, 2008.

On October 19, 2007, the Company entered into a second amendment to the Amended and Restated Credit Agreement.  This amendment provided (1) an additional $2.5 million of a short-term revolving note due December 14, 2007, (2) deferred principal payments due October 20 and November 20, 2007, (3) required the Company to retain a financial adviser to evaluate strategic options, (4) modified the covenants for the period ending December 14, 2007, (5) restructured the revolving line of credit to reduce the swingline from $5 million to $2 million, amend the revolving note from $10 million to $13 million, and add a short-term revolving note due December 14, 2007 of $2.5 million.  The second amendment amended certain restrictive covenants requiring the Company to maintain: (1) current ratio beginning December 15, 2007 shall not be less than 1.0 to 1.0 provided; however, that from May 31, 2008 and forward, the ratio may not be less than 1.25 to 1.0; (2) working capital beginning on December 15, 2007 will not be less than $0 provided; however, that from May 31, 2008 and forward the working capital may not be less than $7,000; (3) leverage ratio beginning on December 15, 2007 shall not be permitted on the last day of any fiscal quarter for the four consecutive quarters ending on that date to be more than (a) for the periods ending August 31, 2007, November 30, 2007, and February 28, 2008, 5.0 to 1.0; (b) for the period ending May 31, 2008, and each fiscal quarter ending thereafter, 4.25 to 1.0, provided; however, that the leverage ratio shall be measured (x) for the quarter ending August 31, 2007 on the two fiscal quarters ending on such date on an annualized basis; and (y) for the fiscal quarter ending November 30, 2007, on the three consecutive fiscal quarters ending on such date on an annualized basis; (4) Fixed charge coverage ratio beginning on December 15, 2007, as of the last day of any fiscal quarter for the for consecutive fiscal quarters ending on that date, to be less than (a) for the periods ending August 31, 2007, November 30, 2007, and February 28, 2008, 1.0 to 1.0, and (b) for the period ending May 31, 2008 and each fiscal quarter thereafter, 1.25 to 1.0 provided; however, that the fixed charge coverage ratio shall be measured (x) for the quarter ending August 31, 2007, on the two consecutive fiscal quarters ending date on an annualized basis; and (y) for the fiscal year ending November 30, 2007, on the three consecutive fiscal quarters ending on such date on an annualized basis; (5) net worth beginning December 15, 2007 shall not be permitted to be less than $28 million plus forty percent (40%) of net earnings (exclusive of all net losses) accumulated after August 31, 2006, plus one hundred percent (100%) of all equity contributed after August 31, 2006; (6) EBITDA may not be less than $850,000 per month.  The Company was in compliance with the covenants as stated in the second amendment to the Amended and Restated Credit Agreement.

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

The interest rate collar agreement was originally embedded in its Corporate Bonds, Series 2000, which limited the variability of the interest rate on the bonds to a range of 8.46% to 7.31%, and was determined to be clearly and closely related.  During 2005, the Company entered into a new financing agreement.  A portion of the proceeds from the new financing were used to retire the Corporate Bonds, Series 2000.  At the time the Corporate Bonds, Series 2000 were retired in September 2004, the interest rate collar agreement became a separate stand alone agreement.  As of August 31, 2007, the interest rate collar agreement, which terminates on July 10, 2010, has a notional amount of $16,520.  The interest rate collar agreement requires that the Company maintain a collateral account.  The fair value of the interest rate collar agreement is recorded as a reduction of the value of the collateral account in the accompanying consolidated balance sheets.

For the fiscal year ended August 31, 2005, the Company recognized non-cash charges before income taxes of $2,302 from the change in fair value of this derivative financial instrument.

For fiscal years ended August 31, 2007 and 2006, the Company recognized cash income from the derivative of $261 and $1,349, respectively.

8.               Income Taxes

Income taxes consist of the following:

	2007	2006	2005

Current tax (benefit) expense	$—	$2	$(378)
Deferred tax expense	—	—	—

	$—	$2	$(378)

A reconciliation between income taxes at the federal statutory rate and the Company’s income taxes is as follows:

	2007	2006	2005

Federal income taxes at statutory rate	$—	$—	$—
State income taxes, net of federal taxes and state NOL carryforwards	—	—	—
Effect of (utilization) generation of NOL carryforwards	—	—	—
Deduction for retirement of non-qualified per-unit retains	—	—	—
Effect of patronage distributions	—	—	—
Gain on conversion to limited liability company	—	—	(380)
Tax basis adjustment for inventory	—	—	—
Accrued vacation	—	—	—
263a adjustment	—	—	—
Tax basis adjustment for depreciation	—	—	—
Tax expense of consolidated variable interest entities	—	2	2

	$—	$2	$(378)

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

9.               Owners’ Equity

a.               Description of members’ equity – Upon conversion to a limited liability company, MIR’s patrons’ equity, including common stock, additional paid-in capital, qualified written notices of allocation and unallocated capital reserve have been converted into Class A Units of the Company.  As of August 31, 2007, there were 4,733,527 Class A Units outstanding.  Each unit holder holding a Class A Unit has the right to a pro rata share of the Company’s profits and losses, subject to any preferential rights of any other class of units the Company may issue in the future; receive distributions when declared by the Board of Managers ratable in proportion to units held, subject to any preferential rights of any other class of units the Company may issue in the future and to any applicable lender restrictions; and to vote on matters submitted to a vote of the Company’s members, if the unit holder is also a member.  Membership in the Company is available to any individual, corporation or other entity which acquires a minimum of 2 Class A Units and is approved for membership by the Board of Managers.  Each member has one vote for each Class A Unit held on matters submitted to the members for approval.  A member may not transfer units without approval by the Board of Managers or without compliance with or waiver of certain conditions and procedures.

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

In connection with the note, the Company issued to LOL a warrant dated June 30, 2006 for the purchase of Class B Units of the Company (the “Warrant”).  In the event that the note issued to LOL in connection with the asset acquisition is not paid in full on or before July 1, 2009, the Warrant will become exercisable for such number of Class B Units as is equal to 10% of all the issued and outstanding units of the Company.  The Warrant will expire on July 1, 2011 and has an exercise price of $.01 per Class B Unit.  If the note is paid in full at any time prior to July 1, 2009, the Warrant will be void. The Warrant has been determined to have no fair value due to the contingencies identified above

Basic earnings per member unit is computed by dividing income available to members by the weighted-average number of member units outstanding for the period.  Diluted earnings per member unit is computed based on net income divided by the weighted-average number of member units and potential member units.  Member unit equivalents include those related to share-based compensation, convertible notes and warrants; however, the Company had no such member unit equivalents during the year ended August 31, 2007.  The weighted-average number of member units outstanding for computing basic and diluted earnings per unit was 5,423,218 during the year ended August 31, 2007.

c.               Non-controlling interest – Non-controlling interest represents the non-controlling members’ proportionate share of the equity of AEI, LLC, the minority stockholders’ proportionate share of the equity of United Mills, and the patrons’ equity in Midwest Investors of Iowa, Inc.  At August 31, 2007 and 2006, the Company owned 68% of the equity and voting control of AEI, LLC, which requires that AEI, LLC’s operations be included in the consolidated financial statements of the Company.  At August 31, 2007 and 2006, the Company owned 33 1/3% of United Mills’ equity.  United Mills is accounted for as a variable interest entity in which the Company has been determined to be the primary beneficiary, which requires that United Mills’ operations be included in the consolidated financial statements of the Company.  At August 31, 2007 and 2006, the Company did not own any interest in Midwest Investors of Iowa, Inc.  Midwest Investors of Iowa, Inc. is accounted for as a variable interest entity in which the Company has been determined to be the primary beneficiary, which requires that Midwest Investors of Iowa, Inc.’s operations be included in the consolidated financial statements of the Company.  The 32% equity interest of AEI, LLC, the 66 2/3% interest of United Mills and the 100% interest of Midwest Investors of Iowa, Inc. not owned by the Company are shown as non-controlling interest in the accompanying 2007 and 2006 consolidated financial statements.

10.     Stock-Based Compensation

The Company has bonus and compensation plans in place for management.  Under these agreements management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for management bonuses during the year based upon the estimated amount that will be earned by year end.  Upon approval by the Board of Managers, the bonuses are paid to management.  The number of units to be issued is based upon the higher of the book or market value of the Class A Units at the time the bonus is awarded.  For the year ended August 31, 2007 and 2006, a total of 20,895 and 107,203 Class A Units were issued to management at a per unit value of $7.63 for 20,895 units in 2007, and $6.05 for 107,203 units in 2006, respectively.

The Class A Units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.  In the event that termination of the employee occurs, the Company will record any forfeiture of units as a reduction to compensation expense in the period in which the forfeiture occurs.  There were no forfeitures for the year ended August 31, 2006.  There were forfeitures of 2,045 for the year ended August 31, 2007.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the date they are granted.  For the years ended August 31, 2007 and 2006 a total of 12,000 units at a unit value of $2.60 and 14,000 units at a unit value of $7.02, respectively, were awarded.

Below is a summary of unit activity pursuant to these compensation plans for the years ended:

	2007		2006
	Units	Dollars	Units	Dollars

Issued to management	20,895	$159	107,203	$649
Issued to directors	12,000	31	14,000	98
Forfeitures	(2,045)	(13)	—	—

Total	30,850	$177	121,203	$747

11.               Related Party Transactions

The Company has entered into a grain handler agreement with a cooperative which has an ownership interest in the Company.  For the years ended August 31, 2007, 2006 and 2005, the Company has purchased services totaling $12,939, $8,782 and $6,160, respectively, from this cooperative, with accounts payable for these services of $666, $168 and $239 as of August 31, 2007, 2006 and 2005, respectively.

For the year ended August 31, 2007, the Company has purchased feed totaling $10,855 from United Mills.  These transactions were eliminated through consolidation of the financial statements as of and for the year ended August 31, 2007, as a result of the implementation of FIN-46R (see Note 3).

The Company leases land from a commonly managed cooperative and the Company holds a note receivable of $950 and mortgage for that land from the cooperative.  Rent expense for the year ended August 31, 2007 totaled $78.  Interest income for the year ended August 31, 2007 totaled $76.  These transactions were eliminated through consolidation of the financial statements as of and for the year ended August 31, 2007, as a result of the implementation of FIN-46R (see Note 3).

The Company had litter sales to a related party of $307, $262 and $42 for the years ending August 31, 2007, 2006 and 2005, respectively, which are included in other income in the accompanying consolidated statements of operations.

As a result of the Moark Acquisition completed on June 30, 2006, the Company issued 697,350 of its newly-created Class B Units to LOL. See Note 2 for a description of the consideration paid by the Company in the Moark Acquisition.  The Certificate of Designation relating to the Class B Units provides that each Class B Unit is convertible at any time into one Class A Unit at the election of the holder.  See Note 9(a) for a description of the Class B Units.  Therefore, as of August 31, 2007, LOL is the beneficial owner of 12.8% of the Company’s Class A Units, based upon 4,733,527 Class A Units outstanding as of August 31, 2007.  As a result of its beneficial ownership, LOL is considered a related party for the purposes of this Note 11.  In addition to the Notes and other agreements relating to payment of the purchase price, the Company and LOL (or its affiliates) also became parties to agreements as a result of the Moark Acquisition under which the Company paid or accrued as an expense the following amounts to LOL (or its affiliates) as of August 31, 2007 and 2006, respectively: egg supply agreement with Moark, LLC $28,680 and $767; research and development services agreement $266 and $45; sublease of Norco, California facility $154 and $23; trademark license agreements $8 and $18; transition and shared services agreement $2,738 and $260; and grain purchases $22 and $12.

12.               Pension Plan

The Company has a defined contribution plan with a 401(k) feature which covers all full-time employees that have six months of eligible service.  Employees are permitted to contribute up to their individual permissible legal limits.  The Company may make, but is not required to make, a matching contribution to the plan of an amount and type determined each year.  The Company may also make, but is not required to make, a discretionary contribution to the plan for a plan year.  Contributions made by the Company to the plan totaled $725, $406 and $318 for the years ended August 31, 2007, 2006 and 2005, respectively.

13.               Commitments and Contingencies

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

b.              The Company leases certain equipment and land under various lease agreements that are classified as operating leases.  Rent expense for all operating leases amounted to $2,093, $712 and $302 for the years ended August 31, 2007, 2006 and 2005, respectively.  At August 31, 2007, future minimum rental commitments under non-cancelable operating leases are as follows:

2008	$1,457
2009	1,315
2010	894
2011	538
2012	341
Thereafter	305

$4,850

c.               The Company’s, Iowa facility has an industrial wastewater treatment facility designed to treat wastewater from egg breaking.  The Thompson facility also has an associated National Pollution Discharge and Elimination System (“NPDES”) permit from the Iowa Department of Natural Resources (“IDNR”) that governs the quality of the wastewater influent to and effluent from the treatment facility.

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

d.              On December 5, 2006, the Iowa Environmental Protection Commission referred the matter to the Iowa Attorney General to seek appropriate relief through the courts, which would include a judicial consent decree regarding a settlement on a civil penalty amount between the Company and the Iowa Attorney General.  On March 29, 2007, the Iowa Attorney General’s office filed suit against the Company requesting civil penalties injunctive relief against further NPDES permit violations.  The Company has received extensions from the Iowa District Court for Winnebago County to submit the Company’s answer to the suit and during this time, the Company has been negotiating the terms of the consent decree with the Iowa Attorney General’s office.  Currently, the Company has until January 31, 2008 to submit an answer.  The Company expects the terms of the consent decree to include an obligation by the Company to make improvements to the Thompson wastewater treatment system to prevent further permit violations on an agreed-upon timeline, as well as the amount of civil penalties.  Consistent with this expectation, the Company has applied for a permit for construction of permanent improvements to the Thompson wastewater treatment system and have began the competitive bid process for the construction of the improvements.

At this time, the cost associated with the interim solution, permanent improvement of the wastewater treatment facility, compliance with the NPDES permit, and the amount of penalty or fine imposed by the Iowa Attorney General cannot be estimated; however, they may be significant, both individually and in the aggregate.

14.               Concentrations of Credit Risk

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

At August 31, 2006 and 2005, the Company maintained cash balances with financial institutions in excess of the federal deposit insurance limit.

15.               Major Customers

At August 31, 2007, the Company has supply agreements for liquid egg products with three of its major customers, which expire at various times over the next five years.  Sales to these three customers are presented as follows as a percentage of total sales: 12.2%, 7% and 18.2% for the year ending August 31, 2007, 23%, 14% and 31% for the year ending August 31, 2006 and 31%, 20% and 33% for the year ending August 31, 2005.  The Company had balances due from these customers of $945, $1,423 and $1,909 at August 31, 2007, respectively, and $1,201, $1,250 and $2,766 at August 31, 2006, respectively.

The third customer discussed above has operations in Canada.  Sales to the non-U.S. subsidiary of this customer represented 1%, 4% and 6% of total sales for the years ending August 31, 2007, 2006 and 2005, respectively.  The Company had balances due from these non-U.S. sales of $84 and $191 at August 31, 2007 and 2006, respectively.

16.               Quarterly Financial Data

Quarterly financial data is as follows:

				Earnings
		Operating	Net	Per Unit
	Net	Income	Income	(Basic and	Outstanding
	Sales	(Loss)	(Loss)	Diluted)	Units
Fiscal year 2007 quarter ended:
November 30, 2006	$48,617	$(960)	$(3,664)	$(0.68)	5,420
February 28, 2007	45,446	(3,025)	(4,749)	(0.88)	5,419
May 31, 2007	53,035	1,260	(1,020)	(0.19)	5,423
August 31, 2007	51,179	(3,284)	(5,740)	(1.05)	5,431

	$198,277	$(6,009)	$(15,173)	$(2.80)	5,423

Fiscal year 2006 quarter ended:
November 30, 2005	$19,033	$1,913	$1,583	$0.34	4,689
February 28, 2006	19,082	973	545	0.12	4,689
May 31, 2006	19,217	1,052	532	0.11	4,698
August 31, 2006	36,306	115	(1,597)	(0.31)	5,168

	$93,638	$4,053	$1,063	$0.22	4,811

Fiscal year 2005 quarter ended:
November 30, 2004	$17,295	$2,720	$1,350	$0.29	4,582
February 29, 2005	15,042	1,499	684	0.15	4,582
May 31, 2005	15,678	(202)	(678)	(0.15)	4,582
August 31, 2005	15,181	(616)	(3,315)	(0.72)	4,582

	$63,196	$3,401	$(1,959)	$(0.43)	4,582

17.               Capital Resources and Subsequent Events

The Company is a party to an Amended and Restated Credit Agreement, as amended, with Metropolitan Life Insurance Company as lender and CoBank, ACB as lender and administrative agent (the “Credit Agreement”).  The Company has had limited access to capital under the Credit Agreement and the lenders under the Credit Agreement have modified certain financial covenants in order to allow compliance with these covenants by the Company.  As part of its efforts to obtain a refinancing of the Credit Agreement, the Company has completed the following steps:

•                  On December 13, 2007, the Company received a commitment from a new lender to refinance all debt outstanding under the Credit Agreement.  The term of the new arrangement is for six years effective with the closing, which is anticipated to take place in the first calendar quarter of 2008.  The Company believes terms of this agreement will provide for more a more favorable repayment schedule than the Credit Agreement.  The lender’s commitment is subject to various terms and conditions and the definitive loan agreements will be subject to negotiation and execution by the lender and the Company.

•                  On December 13, 2007, the Company entered into an extension agreement with the lenders under the Credit Agreement that extends the termination date of a $2,500,000 short-term revolving note issued under our Restated and Amended Credit Agreement from December 14, 2007 to March 1, 2008.  The commencement of the effective date of financial covenants under the Credit Agreement has also been delayed from December 15, 2007 to March 1, 2008.