Form 10-K/A
period 2007-08-31
GOLDEN OVAL EGGS LLC
filed 2007-12-31
CIK 1271285

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

As of December 25, 2007, there were outstanding 4,733,527 Class A Units and 697,350 Class B Units.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Description of Amendment

This Amendment No. 1 to the Annual Report on Form 10-K of Golden Oval Eggs, LLC is being filed to provide the information called for by Items 10-14 of Part III of Annual Report on Form 10-K for the year ended August 31, 2007.  Therefore, Items 10-14 of Part III are hereby amended to read as stated below.

This Amendment No. 1 to the Annual Report on Form 10-K of Golden Oval Eggs, LLC is also being filed to report certain information under Part II, Item 9B of Annual Report on Form 10-K for the year ended August 31, 2007 as set forth below.

PART II

ITEM 9B.             OTHER INFORMATION

On December 18, 2007, the Board of Managers approved a new compensation arrangement for the Board of Managers and its committees effective December 1, 2007.  Under the new arrangement, the Board of Managers eliminated the monthly retainer of $1,000 for managers and travel time is reduced from $50 per hour to $25 per hour.  Additionally, the meeting fee was set at $400 for full-day meetings of the Board and $200 for each half-day Board meeting or committee meeting.  Additionally, the retainer for committee chairs was increased from $100 per month to $200 per month.  The cash compensation for service as an officer of the board and the equity compensation through Class A Units remained the same, as did our policy of mileage and expense reimbursement.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information Regarding Our Managers

Name and Address	Age	Position	Term Expires
Chris Edgington	46	Manager, Chairman of the Board	2008

Marvin Breitkreutz	64	Manager	2008

Mark Chan	48	Manager	2008

Howard Dahlager	59	Manager, Vice Chairman of the Board	2009

Loren Norgaard	58	Manger	2009

Paul Wilson	52	Manager, Secretary/Treasurer of the Board	2010

Chris Edgington.    Mr. Edgington has served as a director of the predecessor cooperative from February 2000 through the date of conversion and has served as a manager since that time.  He currently serves on the board of Ag Ventures Alliance.  Since 1984, Mr. Edgington has been actively involved in his family farming operation, which raises corn, soybeans, sweet corn, peas and millet as well as a cow and calf herd.

Marvin Breitkreutz.    Mr. Breitkreutz previously served as a director of the cooperative from since its formation in 1994 and now serves as a manager.  He previously served as Vice Chairman.  He also serves as Chairman of the Red River Valley Farmers Insurance Pool.  Marvin has served on the board for the Southern Minnesota Sugar Beet Cooperative, as well as being a past township supervisor and previous chairman of the Renville County Farm Bureau.  Marvin lives and farms near Renville, Minnesota where he raises sugar beets, corn and soybeans.

Mark Chan.    Mr. Chan previously served as a director of the cooperative from February 2000 through the date of the cooperative’s conversion and now serves as a manager.  He previously served as Vice Chairman and as Secretary/Treasurer.  Also, Mr. Chan was a past director of Co-Op Country Farmers Elevator and ValAdCo.  Mark is an owner and manager of a family farm operation near Renville, Minnesota that raises corn, soybeans, sugar beets, and green peas.

Howard Dahlager.  Mr. Dahlager was elected as a manager at the Annual Meeting of Members held on March 29, 2006 and currently serves as Vice Chairman.  Since 1981, Mr. Dahlager has been a controlling shareholder and officer of JSF, Inc.  In addition to farming approximately 2,000 acres of corn, soybeans, wheat and sugar beets, JSF operates a seed conditioning facility that works with Stine Seed Company to distribute soybean seed throughout southern Minnesota.  He has previously served on the boards of Minnesota Crop Improvement Association, Minnesota Corn Processors, LLC and Minnesota Soybeans Growers Association.  Mr. Dahlager received his Bachelor of Science degree in mathematics from Moorhead State University.

Loren Norgaard.  Mr. Norgaard has served as our manager since December 18, 2007.  Since 2005, Mr. Norgaard has been semi-retired.  Currently he is a part-time estimator and project manager for SB Restoration.  From 1972 to 2004, Mr. Norgaard operated Norgaard Farms, a corn and soybean farm, as well as a hog operation, in Hazel Run, Minnesota.  Since 1992, he has been a board member of BCH Enterprises LLP, a farrow to finish operation in Boyd, Minnesota.  From 1984 to 1997, Mr. Norgaard was a board member of TriLine Elevator and served as the board secretary for eleven of those years.  From 1992 to 2002, Mr. Norgaard was a board member of Phenix BioComposites, a company that developed and produced biocomposite material.  Mr. Norgaard is a graduate of Concordia College, Moorhead.

Paul Wilson.  Mr. Wilson began serving as a manager March 15, 2005 and is currently the Secretary/Treasurer of the Board.  Since 2000, Mr. Wilson has been Vice-President/Loan Officer of the F & M Bank in Clarkfield, Minnesota, where he has been employed since 1998.  A fifth generation farmer, he has experience raising grain and turkeys on his family farm.  Currently, Mr. Wilson serves on the boards of the Economic Development Association and the Upper Minnesota Valley Business Development Association.  Mr. Wilson is also a school board member of the Clarkfield Charter School and President of the Clarkfield Lions Club.

Committees of the Board of Managers

Our Board of Managers has appointed a Compensation Committee, an Audit Committee, a Nominating Committee and a Strategic Alternatives Committee.  The Strategic Alternatives Committee was not active in fiscal year 2007.

The Compensation Committee makes recommendations to our Board of Managers regarding equity and compensation plans, approve certain transactions with officers and managers, and grants awards of our Class A Units.  The Compensation Committee operates under a written charter adopted on November 29, 2006 that may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com.  Messrs. Breitkreutz and Edgington currently serve as the members of the Compensation Committee.  Until his resignation on October 5, 2007, Rodney Hebrink also served as a member of the Compensation Committee. The Compensation Committee met seven times in fiscal year 2007.

The Audit Committee selects the independent auditors, reviews the scope of audit and other services by the independent auditors, reviews the accounting principles and auditing practices and procedures to be used for our financial statements and reviews the results of those audits.  The Audit Committee operates under a written charter adopted on November 29, 2006 that may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com.  Messrs. Wilson, Chan and Dahlager serve as members of the Audit Committee.  While none of the current members of the Audit Committee qualify as an “audit committee financial expert” within the meaning of Securities and Exchange Commission regulations, the Board of Managers believes that the members of the Audit Committee collectively have such knowledge and expertise to perform their duties as members of the Audit committee.  The Audit Committee met eight times in fiscal year 2007.

The Nominating Committee recommends nominees to our Board of Managers. Messrs. Chan, Wilson, and Dahlager currently serve as the members of the Nominating Committee.  The Nominating Committee acts under a written charter adopted on November 29, 2006 that may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com.  The Nominating Committee met two times in fiscal year 2007.

Report of the Compensation Committee

The following report of the Compensation Committee shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporate it by reference in such filing.

The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K for the year ended August 31, 2007 entitled Compensation Discussion and Analysis (the “CD&A”) with management.  In reliance on this review and discussion, the Compensation Committee recommended to the Board of Managers that the CD&A be included in this Annual Report on Form 10-K for the year ended August 31, 2007 for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Managers

Marvin Breitkreutz and Chris Edgington

Information Regarding Our Executive Officers

Below is certain biographical and other information regarding our current executive officers.

Name	Age	Position
Dana Persson	50	President/Chief Executive Officer
Thomas A. Powell	55	Chief Financial Officer
Robert A. Harrington	47	Chief Operating Officer and Executive Vice President of Marketing

Dana Persson.  Mr. Persson served as our President and Chief Executive Officer from our formation as a cooperative in 1994 through the conversion of the cooperative to our limited liability company and through to the present. He presently serves on the board of directors of United Egg Producers and Parthenon Risk Partners.  Prior to 1994, he served as President/CEO of Co-op Country Farmers Elevator of Renville, Minnesota, and general manager of a number of grain marketing and farm supply cooperatives in Minnesota. Mr. Persson has a degree in Agricultural Business from Ridgewater College in Willmar, Minnesota.

Thomas A. Powell.  Mr. Powell was appointed as our Chief Financial Officer effective July 1, 2007 after serving as our Interim Chief Financial Officer since October 12, 2006.  Since August 2005, Mr. Powell has been a partner of Tatum LLC, an executive services firm.  While a partner of Tatum, Mr. Powell served as the Chief Financial Officer of The Steak-Umm Company, Inc., a provider of frozen sliced beef to the grocery and mass merchandise trade, from August 2005 to March 2006.  Prior to joining Tatum, Mr. Powell served as the Chief Financial Officer of Michelin Footwear, a licensee of Michelin, the French tire company, from March 2004 to July 2005.  From July 2002 to March 2004, he was engaged in consulting and self-employed.  From September 1997 to December 2000, Mr. Powell served first as the Chief Financial Officer and then from December 2000 to July 2002 as the Vice President and General Manager of Alden Merrell Fine Desserts.  Mr. Powell has a Bachelors Degree in Economics from the University of Pennsylvania and a Master of Business Administration from the Wharton School of the University of Pennsylvania.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended August 31, 2007, all Section 16(a) filing requirements applicable to our insiders were complied with.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis describes our compensation objectives and policies as applied to the following executive officers who are referred to in this Annual Report on Form 10-K as the Named Executive Officers:

•                  Dana Persson, our Chief Executive Officer;

•                  Thomas A. Powell, our Chief Financial Officer; and

•                  Robert A. Harrington, our Chief Operating Officer.

This section is intended to provide a framework within which to understand the actual compensation awarded to or earned by the Named Executive Officers during 2007, as reported in the compensation tables and accompanying narrative sections appearing elsewhere in this Item 11 of our Annual Report on Form 10-K.

Role of the Compensation Committee in the Compensation Process

The responsibility of the Compensation Committee is to review and approve the compensation and other terms of employment of our Chief Executive Officer and other senior management, including overseeing all significant aspects of our compensation plans and benefit programs, and approving performance-based compensation and metrics.  The Compensation Committee annually reviews the Chief Executive Officer’s compensation and evaluates the Chief Executive Officer’s performance.

In carrying out its duties, the Compensation Committee reviews and approves specific compensation programs, including a cash bonus program tied to our financial performance and base salary amounts.

For 2007, the Named Executive Officers were eligible for two types of bonus compensation under their respective employment, non-competition, and severance agreements (referred to in this Annual Report on Form 10-K as the “Employment Agreements”), short-term incentive compensation and long-term incentive compensation.  Under the Employment Agreements, each Named Executive Officer is eligible for short-term incentive compensation consisting of an individual performance bonus of up a specified percentage of his base salary on individual performance.  This discretionary bonus structure was modified in December 2006 to be based at least 70% on quantifiable criteria and up to 30% discretionary for fiscal year 2007.  Under the Employment Agreement, each Named Executive Officer is eligible for long-term incentive compensation consisting of a bonus based upon the return on equity (“ROE”) for our company for each fiscal year during the Employment Agreements (referred to in this Annual Report on Form 10-K “ROE Bonus”).  The ROE Bonus was also modified in December 2006 to change the definition of ROE and to adjust the minimum, target and maximum levels of ROE and the corresponding bonus amounts.  Both the short-term incentive compensation and long-term incentive compensation opportunities are explained below.

Role of Compensation Consultant and Management in the Compensation Process

Under the Compensation Committee’s charter, the Compensation Committee has the authority to retain, at our expense, such independent counsel or other advisers as it deems necessary to carry out its responsibilities.  In July 2006, the Compensation Committee selected The Stanton Group, an executive compensation consultant, to assist it in determining the amount and form of executive officer for fiscal year 2007.  In determining to engage The Stanton Group, we considered matters bearing upon the independence of The Stanton Group, including the fact that to the Compensation Committee’s knowledge, The Stanton Group did not perform work for any of our management, either personal in nature or relating to our executive compensation.

In determining certain aspects of 2007 compensation, the Compensation Committee reviewed the executive compensation information prepared by The Stanton Group.  Specifically, The Stanton Group prepared a comparative analysis of executive officer compensation and compensation practices of Golden Oval Eggs as compared to a peer group consisting of comparably sized companies in the food industry with a similar number of employees.  This comparative analysis focused on base salary for executive officers, annual incentive compensation, long-term compensation, as well as the overall value of cash compensation and all compensation to executive officers.

The Compensation Committee also reviewed surveys, reports and other market data against which it measured the competitiveness of our compensation program.  The Compensation Committee is committed to continually reviewing our compensation programs to ensure they meet our objectives.

In determining compensation for Named Executive Officers other than the Chief Executive Officer, the Compensation Committee solicits input from the Chief Executive Officer regarding the duties and responsibilities of the other executive officers and the results of performance reviews.  The Chief Executive Officer also recommends to the Compensation Committee the base salary for all Named Executive Officers and the amount of potential awards under the discretionary cash bonus program.

None of the Named Executive Officers, other than the Chief Executive Officer, has a role in establishing executive compensation.  From time to time, the Named Executive Officers are invited to attend meetings of the Compensation Committee.  However, no Named Executive Officer attends any executive session of the Compensation Committee or is present during deliberations or determination of such Named Executive Officer’s compensation.

Executive Compensation Philosophy

The Compensation Committee’s policy is to set executive compensation at levels that are sufficiently competitive with food processing companies of comparable size to attract, retain and motivate the highest quality individuals to contribute to our goals, objectives and overall financial success.

The Compensation Committee’s objectives with respect to the compensation of our executive officers are based on the principles that compensation should, to a significant extent, reflect our financial performance and the executive’s individual contribution to this financial performance.  The primary factors determining executive compensation are the executive’s individual contribution to the group of executives, and this group of executives’ contribution to our financial performance.

Changes in Compensation Programs for 2007

In December 2006, the Compensation Committee recommended and the Board of Managers approved objectives of executive compensation.  One long-term objective of executive compensation was to target base salaries at the median (or midpoint) of peer compensation and design incentive programs to also provide median overall compensation to executive officers at the targeted level of performance.  Because of the MoArk Acquisition and the impact of that transaction on our financial performance for the last two months of fiscal year 2006 and fiscal year 2007, the Compensation Committee believed that the bonus structure in the Employment Agreements should be modified and that executive compensation should be more closely tied to objective, measurable performance targets.

Based upon these objectives, in December 2006, the Compensation Committee recommended and the Board of Managers approved changes in the compensation of executive officers so that:

•                  Short-term incentive compensation would be paid in cash;

•                  At least 70% of the short-term incentive compensation should be on quantifiable criteria recommended or approved by the Compensation Committee and a maximum 30% of the short-term incentive compensation is in the discretion of the Board of Managers;

•                  The definition of “return on equity” was modified to include the impact of management incentive compensation so that the definition is calculated based upon the measures in our annual financial statements; and

•                  For the ROE Bonus, the threshold level of ROE was increased and the maximum level of ROE was decreased.

In connection with these changes, the Board of Managers and Compensation Committee adopted objectives to be used in connection with the short-term incentive bonus compensation for fiscal year 2007:

•                  For Mr. Persson, the objectives and relative weighting were as follows:  50% relating to profitability/cash flow as measured by EBITDA, 20% relating to cost management as measured in dollars, 20% relating to sales (excluding certain categories) as measured by pounds sold, and 10% in the discretion of the Board of Managers.

•                  For Mr. Powell the objectives and relative weighting were as follows:  50% relating to profitability/cash flow as measured by EBITDA, 15% relating to achievement of planning and control processes as compared to established dates, 10% relating to capital efficiency as measured by the ratio of sales to invested capital, 10% relating to cost management as measured in dollars, and 15% relating to the addition of new equity.

•                  For Mr. Harrington the objectives and relative weighting were as follows:  50% relating to profitability/cash flow as measured by EBITDA, 20% relating to sales (excluding certain categories) as measured by pounds sold, 15% relating to cost management as measured in dollars, and 15% relating to the number of new product lines introduced.

No short-term incentive compensation would be paid for any objective where the achievement of that objective was below the established threshold.

Design of 2007 Bonus Programs

Under their Employment Agreements, as modified by the actions of the Compensation Committee and Board of Managers in December 2006, the Named Executive Officers are eligible for two forms of incentive compensation:

The short-term incentive compensation consisted of a cash bonus, the amount of which is determined based upon the achievement of the Named Executive Officers against performance objectives established by the Board of Directors.  Under this program, Mr. Persson would earn 1% of his base salary at the threshold achievement of each of the measures, 27.5% of his base salary at the target level of each of the measures and 55% of his base salary at the maximum level of each of the measures.  Under this program, Messrs. Powell and Harrington would earn 1% of their respective base salaries at the threshold achievement of each of the measures, 25.5% of their respective base salaries at the target level of each of the measures and 45% of their respective base salaries at the maximum level of each of the measures.

The long-term incentive compensation consisted of a bonus based on our ROE for fiscal year 2007, with ROE defined as our net income for the fiscal year divided by our equity at the end of the previous fiscal year.  Fiscal year net income means the net income reported in the audited consolidated statement of operations for the fiscal year with any appropriate adjustments for any non-recurring income or expense or other exogenous event as determined by the Board of Managers in its sole discretion.  However, no adjustment would be made for the amount of any bonuses to management that has been deducted in calculating the consolidated statement of operations.  As our ROE increases, so does the bonus that may be earned by the Named Executive Officers, which is calculated as a percentage of the Named Executive Officer’s salary.  No ROE Bonus will be paid below a 4.0% ROE.  Unless waived by the Board of Managers in its discretion, the maximum that may be earned as an ROE Bonus is 200%, 150% and 150% of the respective annual base salary for Messrs. Persson, Powell and Harrington, respectively.

For Messrs. Persson, Powell and Harrington, the ROE Bonus is paid 50% in cash and 50% in our Class A Units, with the number of Class A Units we will issue in settlement of the ROE Bonus equal to the dollar amount of the equity portion of the ROE Bonus will be based on the higher of book or market value of the units at the time the bonus is awarded.  Book value will be determined by the most recent year-end audited financial statements.  Market value is be determined by the average price of the Class A Units that have traded in the secondary market during the preceding fiscal year.

The Employment Agreements base the long-term incentive compensation on ROE because the Compensation Committee and the Board of Managers believe this measure is the most appropriate for our business. ROE represents long-term alignment of the unit holders and the management and employees by measuring how well we use members’ invested equity to generate earnings growth and our efficiency at generating profit from every dollar of net assets (assets minus liabilities).  We have historically used ROE as a measure for our business for internal planning purposes and compensation purposes.  Unlike certain other measures, ROE takes into account all of the important measures relating to our business such as earnings, leverage, distributions to the unit holders and increase in long term value of the unit holders’ investment.  The measures used as performance objectives for short-term incentive compensation were selected because they mirror the requirements of covenants with our lenders or are critical to further developing our business.

Elements of In-Service Compensation

The Compensation Committee followed the guiding principles outlined above in the development and administration of these elements of compensation of the Named Executive Officers while serving with us:

•                  Base salary

•                  Short-term incentive compensation

•                  Long-term incentive compensation

The Compensation Committee does not believe that personal benefits or perquisites (i.e. “perks”) are appropriate as a significant element of compensation for the Named Executive Officers, in particular because perks are not conditioned upon performance and are not based upon the contribution of an executive officer to our business.  For fiscal year 2007, the only personal benefit we provided was the use of a vehicle to the Named Executive Officers.

Base Salaries

Mr. Persson’ annual base salary for 2007 was set at $260,000 under the terms of Employment Agreement with him.  On December 18, 2006, the Compensation Committee determined to increase Mr. Persson salary as part of its long-term objective of setting base salaries at the median of peer companies for this position.  Mr. Persson’s base salary was increased to $350,000, or approximately 95% of median for that position, effective as of September 1, 2006.  Under Mr. Harrington’s Employment Agreement, which was entered into in May 2006, his annual base salary was set at $240,000.  This base salary was not adjusted in fiscal year 2007.  The Compensation Committee believes that Mr. Harrington’s annual base salary is near the median of peer companies for this position.

Thomas A. Powell was appointed as our interim Chief Financial Officer on October 12, 2006.  At the time of his appointment as our interim Chief Financial Officer, the Compensation Committee recommended, and the Board of Managers approved, Mr. Powell’s compensation of $32,000 per month.  Mr. Powell was hired permanently as our Chief Financial Officer effective July 1, 2007.  In connection with his appointment as Chief Financial Officer, the Compensation Committee recommended and the Board of Managers approved on August 2, 2007 a base salary of $240,000 for Mr. Powell, effective August 1, 2007.  The base salary for Mr. Powell is near the median of peer companies for this position and was determined based upon the responsibilities of the position, the expected contribution of the position to our business, the experience and skill of Mr. Powell in this position, competition in the marketplace for talented Chief Financial Officers, and the amounts we paid to our former Chief Financial Officer.

Short-Term Incentive Compensation

The short-term incentive compensation consisted of a cash bonus, the amount of which is determined based upon the achievement of the Named Executive Officers against performance objectives established by the Board of Directors.  No cash bonuses were awarded to the Named Executive Officers for fiscal year 2007.

Long-Term Incentive Compensation

The long-term incentive compensation component is available to the Named Executive Officers through the ROE Bonus.  Under the matrix associated with the ROE Bonus, no Named Executive Officers earned any ROE Bonus for fiscal year 2007.

Elements of Post-Termination Compensation

We have entered into an employment, non-competition, and severance agreement relating to employment and severance benefits with each of the Named Executive Officers.  Our practice has been to enter into a standard form of agreement with each person appointed by the Board of Managers as an executive officer.  See “Employment and Post-Employment Compensation” of this Item 11 of this Annual Report on Form 10-K for a discussion of the terms of the employment agreement and the value of benefits payable under the employment agreements with the Named Executive Officers.

Impact of Regulatory Requirements

In determining the compensation policies, programs and actions to be taken by us with respect to executive compensation, the Compensation Committee considers the impact of accounting rules, securities rules and tax rules, including the requirements of Section 162(m) of the Internal Revenue Code that allows us an income tax deduction for certain compensation exceeding $1,000,000 paid in any taxable year to named executive officers.  We have not been limited in our deduction for compensation expenses under Section 162(m) of the Internal Revenue Code in fiscal year 2007 or in any prior fiscal year.

Our unit granting policies have been impacted by the implementation of SFAS No. 123R, which we adopted on September 1, 2007, the beginning of our fiscal year 2007.  Under this accounting pronouncement, we are required to value of restricted Class A Units granted prior to our adoption of SFAS No. 123R under the fair value method and expense those amounts in the income statement over the remaining vesting period.  During fiscal year 2007, we determined to pay short-term incentive compensation in cash, rather than half in cash and half in our Class A Units.  This determination was made in part because of the treatment of this compensation under SFAS No. 123R, as well as the tax treatment of the this compensation to the Named Executive Officers.

Summary Compensation Table

The following table shows information concerning compensation earned for services in all capacities during the fiscal year for (i) Dana Persson, who served as our Chief Executive Officer in 2007; (ii) Thomas A. Powell, who served as our Chief Financial Officer in 2007; and (iii) Robert A. Harrington, the only other most highly compensated executive officer of our company whose total compensation was at least $100,000, less the amount representing the change in pension value and nonqualified deferred compensation earnings (together referred to as our “Named Executive Officers”).

Name Principal Position	Year	Salary ($)	Incentive Plan Compensation and/or Bonus ($)	All Other Compensation ($) (1)	Total ($)
Dana Persson Chief Executive Officer	2007	$350,000	$0	$39,379	$389,379

Thomas A. Powell Chief Financial Officer	2007	$351,015	$0	$52,129	$403,144

Robert A. Harrington Chief Operating Officer	2007	$240,000	$0	$23,341	$263,341

(1)           Includes the following for the Named Executive Officers:

Named Executive Officer	Value of Company Provided Vehicle	Company Match for 401(k) Plan	Company Paid Insurance
Dana Persson	$11,532	$18,932	$8,915
Thomas A. Powell	$2,129	—	—
Robert A. Harrington	$5,352	$9,415	$8,574

Mr. Powell’s compensation also includes $50,000 as additional other compensation through reimbursements for miscellaneous expenses associated with joining us as an employee.

Grants of Plan-Based Awards in 2007

The following table sets forth certain information concerning incentive plan opportunities for the Named Executive Officers during the fiscal year ended August 31, 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dana Persson	09/01/04	1,750	175,000	350,000	421	42,067	84,135
Dana Persson (3)	09/01/04	3,500	96,250	192,500	—	—	—
Thomas A. Powell	08/01/07	1,200	90,000	180,000	288	21,635	43,269
Thomas A. Powell (3)	08/01/07	2,400	54,000	108,000	—	—	—
Robert A. Harrington	05/23/06	1,200	90,000	180,000	288	21,635	43,269
Robert A. Harrington (3)	05/23/06	2,400	54,000	108,000	—	—	—

(1)                                Cash portion of bonuses that may have been earned by the Named Executive Officers under their respective employment agreements relating to return on equity in fiscal year 2007. Target bonus amount represents achievement of mid-point of matrix associated with return on equity bonus. No bonus amounts were earned under the employment agreements relating to return on equity. For explanation of these employment agreements, refer to the heading “Employment Agreements and Post-Employment Compensation” of this Item.

(2)                                 Represents portion of bonus payable in restricted Class A Units that may have been earned by the Named Executive Officers under their respective employment agreements relating to return on equity in fiscal year 2007. The number of Class A Units to be issued is based on the higher of book or market value of the units at the time the bonus is awarded. For the purposes of this table, we have calculated book value of $4.16 and market value of $2.78 per unit at August 31, 2007. Therefore, we have used book value to determine the number of Class A Units that may be issued. No bonus amounts were earned under this provision of the employment agreements relating to return on equity, please see the Summary Compensation Table column entitled “Unit Award.”

(3)                                Represents the short-term incentive compensation that may have been earned by the Named Executive Officers under their respective employment agreements, as modified by the Board of Managers in December 2006. No bonus amounts were earned as short-term incentive compensation.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information concerning equity awards of our Class A Units outstanding to the Named Executive Officers at August 31, 2007.

	Unit Awards
Name	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (1)
Dana Persson	1,664	$4,626
Dana Persson	7,990	$22,212
Thomas A. Powell	—	—
Robert A. Harrington	1,811	$5,035

(1)           Fair market value is $2.78 per unit as of August 31, 2007 and is based average of all trades made in the fiscal year.

2007 Options Exercises and Units Vested

The following table sets forth certain information concerning lapse of restrictions on transfer and termination of forfeiture restrictions (that is, vesting) of Class A Units during fiscal 2007 for the Named Executive Officers.  We have not granted any of the Named Executive Officers options to purchase our Class A Units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Dana Persson	37,625	$104,598
Thomas A. Powell	—	—
Robert A. Harrington	892	$2,480

(1)           Represents the fair market value of Class A Units on the date of vesting.

Employment Agreements and Post-Employment Compensation

Effective September 1, 2004, we entered into an employment, non-competition and severance agreement with our President and Chief Executive Officer, Dana Persson for an initial term of employment ending August 31, 2007.  Under the agreement, we will pay Mr. Persson an annual base salary of $260,000.  On December 18, 2006, the Board of Managers increased Mr. Persson’s base salary to $350,000 effective September 1, 2006.  Effective as of May 23, 2006, we entered into a similar employment, non-competition and severance agreement with Robert A. Harrington to serve as our Chief Operating Officer for an initial term ending August 31, 2009.  We will pay Mr. Harrington an annual base salary of $240,000.  We entered into a similar employment, non-competition and severance agreement with Thomas A. Powell effective August 1, 2007.  During the term of the Agreement, Mr. Powell will serve as our Chief Financial Officer for an annual base salary of $240,000.  Collectively, the employment, non-competition and severance agreements with Messrs. Persson, Harrington and Powell are referred to as the “Employment Agreements.”

As used in the Employment Agreements the following terms have the following meanings, with the term “Company” referring to us and “NEO” referring to Messrs. Persson, Harrington and Powell as appropriate:

Term	Definition
Cause

shall mean (i) repeated disobedience or insubordination after written notice of same by [the Board of Managers/the CEO] to NEO identifying this paragraph of this Agreement and if the disobedience or insubordination is not cured by NEO within ten (10) days after receiving notice from Company, (ii) any other breach by NEO of any of his agreements contained in this Agreement if the breach is not cured by NEO within ten (10) days after receiving notice of the breach from Company, (iii) willfully making derogatory statements regarding Company, (iv) misappropriation of any of Company’s funds, (v) fraud, or (vi) any criminal conviction of an act of moral turpitude by NEO.

Disability

shall be deemed to occur on the earlier of: (1) the date on which NEO is determined to be permanently disabled for the purposes of any disability benefits provided to NEO by Company; or (2) the date as of which NEO has been incapable of performing NEO’s duties under this Agreement for a continuous period of 60 days or for periods aggregating 60 days within a period of 365 days; or (3) the date of certification to Company by a physician approved by Company that NEO is so mentally or physically disabled or impaired as to be incapable of engaging in and performing the duties of the employment position with Company which NEO occupied prior to the commencement of the disorder that led to the disability and upon the certification by the physician that the disability is likely to be permanent.

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

Please see Item 11 “Executive Compensation — Compensation Discussion and Analysis — Changes in Compensation Programs for 2007” for a description of actions taken in December 2006 by the Compensation Committee and the Board of Managers that modified certain provisions of the Employment Agreements.  The terms of the Employment Agreements prior to the actions by the Compensation Committee and the Board of Managers are described below.

Under the Employment Agreement, each executive is eligible for a discretionary individual performance bonus, based on annual goals agreed to by the Board and the executive.  Mr. Persson may earn an individual performance bonus up to 50% of his annual base salary.  Messrs. Powell and Harrington may earn an individual performance bonus of up to 45% of their respective annual base salaries.  The individual performance bonus will be paid in cash no later than 30 days after the audited financial statements are approved by our Board of Managers unless deferred by the executive to the next tax year.

Moreover, under the Employment Agreements, each executive is eligible for a bonus based upon on our return on equity for each fiscal year.  For Mr. Persson the maximum bonus is 200% of his annual base salary and for Messrs. Powell and Harrington, the maximum bonus is 150% of their respective annual base salaries.  In each case, our Board of Managers has the discretion to waive the maximum.

ROE Bonuses will be paid 50% in cash and 50% in our Class A Units. The number of Class A Units that will be issued will be based upon the higher of book or market value of the Class A Units at the time the bonus is awarded. The cash portion of any bonus will be paid no later than 30 days after the audited financial statements are approved by our Board of Managers unless deferred by the executive to the next tax year.

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

If the employment term is terminated other than by the executive officer’s death or disability, we are obligated to pay such executive officer an amount equal to his base salary, in normal salary payment intervals, for a severance period or for as long as the provisions regarding non-competition are in effect and the executive officers complies with the covenants set forth in the Employment Agreement.  For Mr. Persson the severance period is 24 months and for Messrs. Harrington and Powell the severance period is 12 months. We will also provide the executive officers with group benefits during this severance period.

If an executive officer’s employment was terminated other than by his death or disability as of August 31, 2007 and no event occurred resulting in termination of the transferability and forfeiture restrictions applicable to any Bonus Units held by the executive officer, we estimate that the value of the benefits under the Employment Agreements would have been as follows based upon his annual base salary for fiscal year 2007:

	Termination Other Than Death/Disability (No Termination of Restrictions on Bonus Units)
Executive Officer	Severance Payments	Value of Group Benefits
Dana Persson	$700,000	$19,613
Thomas A. Powell	$240,000	$9,431
Robert A. Harrington	$240,000	$9,431

If an executive officer’s employment was terminated other than by his death or disability as of August 31, 2007 and an event occurred that did result in termination of the transferability and forfeiture restrictions applicable to any Bonus Units held by the executive officer as of August 31, 2007, we estimate that the value of the benefits under the Employment Agreements would have been as follows based upon his annual base salary for fiscal year 2007 and Bonus Units held at August 31, 2007:

	Termination Other Than Death/Disability (Accelerated Termination of Restrictions on Bonus Units)
Executive Officer	Severance Payments	Value of Group Benefits	Value of Accelerated Vesting of Bonus Units(1)
Dana Persson	$700,000	$19,613	$26,838
Thomas A. Powell	$240,000	$9,431	—
Robert A. Harrington	$240,000	$9,431	$5,035

(1)                                 Value based on a per unit price of $2.78, which is the fair market value of one Class A Unit. Value of accelerated Bonus Units is determined multiplying the fair market value by the number of Bonus Units whose receipt is accelerated.

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

Board of Managers Compensation

For fiscal year 2007 service, all managers received a cash retainer of $1,000 per month.  Managers also received a fee of $350 per day for committee meetings, special meetings of the Board of Managers and all meetings in excess of six regularly scheduled Board meetings in fiscal year 2007.  In addition, the Chairman of the Board received an additional $500 per month, the Secretary and Treasurer of the Board received an additional $300 per month and the Vice Chairman of the Board and Chairs of each committee of the Board of Managers received an additional $200 per month.

Managers are also reimbursed approved out-of-pocket expenses associated with their attendance at meetings, mileage at the rate approved by the IRS and, for fiscal year 2007, for travel time at a rate of $50 per hour.  In addition, each manager will be granted 2,000 Class A Units for each year served on the board following each year of service.  The transfer of the Class A Unit is restricted for a period of three years with the restrictions lapsing as to one-third of the Class A Units on each of the first three anniversary dates of grant.  On May 22, 2007, 2,000 restricted Class A Units were issued to each of the following persons in recognition of service as a manager during fiscal year 2006:  Marvin Breitkreutz, Mark Chan, Howard Dahlager, Chris Edgington, Rodney Hebrink, and Paul Wilson.

The following table shows for fiscal year 2007, the cash and other compensation earned by or paid to each of our Board members serving in fiscal year 2007:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards (2) ($)	Total ($)
Marvin Breitkreutz	$10,825	$5,200	$16,025
Mark Chan	$13,575	$5,200	$18,775
Howard Dahlager	$18,950	$5,200	$24,150
Chris Edgington	$30,375	$5,200	$35,575
Paul Wilson	$22,825	$5,200	$28,025
Rodney A. Hebrink (3)	$19,562	$5,200	$24,762
James N. Rieth (4)	—	—	—

(1)	Represents cash retainer and meeting fees for fiscal year 2007 as described above.

(2)

Values expressed represent the actual compensation cost recognized by our company during fiscal 2007 for equity awards granted in 2007 and in prior years as determined pursuant to SFAS 123R utilizing the assumptions discussed in Note 1(t), “Summary of Significant Accounting Policies — Stock-Based Compensation” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2007.

(3)	Mr. Hebrink served as our manager until October 5, 2007.

(4)	Mr. Rieth served as our manager until April 19, 2007.

Please see Item 9B of this Form 10-K for an explanation of changes to the compensation of our managers effective December 1, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table furnishes information, as of, December 25, 2007, regarding beneficial ownership of our Class A Units by (i) each person known by us to beneficially own more than 5% of our issued and outstanding Class A Units, (ii) each of our managers, (iii) each of the Named Executive Officers and (iv) all of our current managers and executive officers as a group.  As of December 25, 2007, there were outstanding 4,733,527 Class A Units and 697,350 Class B Units.

The address of each natural person listed below is c/o Golden Oval Eggs, LLC, 1800 Park Avenue East, Renville, MN 56824. Except as otherwise noted, each person listed below has sole investment discretion and voting power with respect to the Class A Units listed.

In accordance with the rules of the Securities and Exchange Commission, in computing the number of Class A Units beneficially owned by a person and the percentage ownership of that person, Class A Units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 25, 2007 are treated as outstanding.  These Class A Units, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficial Ownership of Class A Units
Name	Number	Percentage (1)
Land O’Lakes, Inc. (1) P.O. Box 64101 St. Paul, MN 55164	697,350	12.8%

Coop Country Farmers Elevator (2) P.O. Box 604 Renville, Minnesota 56284	556,993	11.8%

Dana Persson (3)	128,291	2.7%

Thomas A. Powell (3)	0	*

Robert A. Harrington (3)	2,703	*

Marvin Breitkreutz (4)(5)	29,168	*

Loren Norgaard (4)	22,880	*

Mark Chan (4)(6)	19,728	*

Chris Edgington (4)(7)	15,832	*

Rodney Hebrink (4)	11,432	*

Howard Dahlager (4)(8)	6,576	*

Paul Wilson (4)	6,288	*

All managers and current executive officers as a group (10 persons)	242,898	5.1%

*	Less than one percent (1%)

(1)

Based upon Schedule 13D filed by the member with the Securities and Exchange Commission on June 30, 2006 and includes 697,350 Class B Units, each of which is convertible into our Class A Units at the election of the holder.

(2)	Based upon Schedule 13G filed by the member with the with the Securities and Exchange Commission on January 7, 2005.

(3)	Named Executive Officer

(4)	Manager

(5)	Includes 6,864 Class A Units held by Mr Breitkreutz’s wife. Also includes 22,304 Class A Units held jointly by Mr. Breitkreutz and his spouse.

(6)	Includes 15,728 Class A Units held by MC&S Inc, a corporation owned by Mr. Chan and his family and 4,000 Class A Units held solely by Mr. Chan.

(7)	All units held through TCI, Inc. of which Mr. Edgington is a controlling person.

(8)	Includes 4,576 Class A Units held by JFS, Inc., of which Mr. Dahlager is a one-third owner, a director and an officer, and also includes 2,000 shares held solely by Mr. Dahlager.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since the beginning of fiscal year 2007, we have not entered into any transaction and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest except as described below.

Relationship and Transactions with Land O’Lakes, Inc.

On June 30, 2006, we completed the acquisition of certain egg processing assets of MoArk, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and MoArk Egg Corporation (the “MoArk Acquisition”).  MoArk, LLC is a subsidiary of Land O’Lakes, Inc. (“LOL”).  As of December 25, 2007, LOL holds 697,350 of our Class B Units and because each Class B Unit is convertible at any time into one Class A Unit at the election of the holder, LOL is the beneficial owner of 12.9% of our Class A Units.  At August 31, 2007, there was $17 million in principal and $2,386,521 in accrued but unpaid interest outstanding on the Subordinated Promissory Note we issued to LOL as payment for a portion of the purchase price of the MoArk Acquisition.

We and LOL (or its affiliates) also became parties to agreements as a result of the MoArk Acquisition.  During the period from September 1, 2006 to August 31, 2007, we paid or accrued as an expense the following amounts to LOL (or its affiliates) under the agreements described below:

•                  $8,000 under a License Agreement pursuant to which we obtained the right to use certain trademarks of LOL in  connection with the distribution, packaging, marketing, and sale of certain egg products in the United States,  Canada, and Mexico;

•                  $154,000 under a breaking room sublease between us and Norco Ranch, Inc.;

•                  $28,680,000 under an eggs supply agreement between us and MoArk pursuant to which MoArk will supply eggs to  us;

•                  $266,000 under a research and development agreement with RTECH Laboratories, a business unit of LOL; and

•                  $2,738,000 under two transition and services agreements.

We are also a party to a Trademark License Agreement with LOL’s affiliates, Norco Ranch, Inc. and McAnally Enterprises, LLC, under which we obtained a license to certain trademarks and trade names in connection with the distribution, packaging, marketing, and sale of certain egg products in the United States and Canada.  We did not pay or accrue any amounts relating to this Trademark License Agreement in fiscal year 2007.

Policies and Procedures for Review of Related Party Transactions

While we have not adopted a formal policy relating to our policies and procedures for the review, approval or ratification of any transaction required to be reported in our filings with the Securities and Exchange Commission, we do have procedures in place for the review of certain of such transactions.

The charter of our Audit Committee provides that the Audit Committee is responsible for reviewing and approving the terms and conditions of all of transactions we enter into in which an officer, manager or 5% or greater member or any affiliate of these persons has a direct of indirect material interest. Our Code of Ethics and Business Conduct, which is applicable to all of our employees and managers, also prohibits our employees, including our executive officers, and our managers from engaging in conflict of interest transactions. Requests for waivers by our executive officers and managers from the provisions of, or requests for consents by our executive officers and managers under, our Code of Ethics and Business Conduct must be made to the Audit Committee.

Independence of Managers and Committee Members

The Board of Managers undertook a review of manager independence in December 2007 as to all six managers then serving. As part of that process, the Board reviewed all transactions and relationships between each manager (or any member of his immediate family) and us, our executive officers and our auditors, and other matters bearing on the independence of managers.  Although none of our securities are listed on any stock exchange, the Board of Managers is required to select and apply the independence standards of a stock exchange.  For the purposes of determining the independence of the Company’s managers and committee members, the Board of Managers selected the Nasdaq Marketplace Rules.  As a result of its review, the Board of Managers affirmatively determined that each of the managers are independent according to the “independence” definition of the Nasdaq Marketplace Rules.

The Company has also established separate criteria for eligibility to serve as a member of the Company’s Compensation Committee and Audit Committee.

The charter of the Compensation Committee requires that this committee consist of no fewer than two members and that all members of the Committee must also satisfy the independence requirements of Section 16b-3 of the Exchange Act and Section 162(m) of the Internal Revenue Code of 1986.  Each member of our Compensation Committee meets these requirements.

Under the charter of the Audit Committee, the members of the committee must be independent, non-executive managers, free from any relationship that would interfere with the exercise of independent judgment.  Each member of the Audit Committee must also be “independent” as defined by the applicable rules and regulations of the Securities and Exchange Commission.  Further, all members of the committee must have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the Committee shall have accounting or related financial management expertise.  The members of our Audit Committee meet these requirements.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore Stephens Frost, LLP served as our principal accountant for fiscal year 2007.  The Audit Committee has also selected Moore Stephens Frost, LLP as our principal accountant for fiscal year 2008.

Accountant Fees and Services

The following is an explanation of the fees billed to us by Moore Stephens Frost, LLP (“MSF”) for professional services rendered for the fiscal years ended August 31, 2007 and August 31, 2006, which totaled $196,440 and $157,899, respectively.

Audit Fees.  The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, work relating to our internal controls over financial reporting or other services normally provided by MSF in connection with statutory and regulatory filings or engagements for the fiscal years ended August 31, 2007 and August 31, 2006 totaled $150,468 and $134,280, respectively.

Audit-Related Fees.  There were no fees billed to us for professional services for assurance and related services by MSF that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under “Audit Fees” for year ended August 31, 2007 or for year ended August 31, 2006.

Tax Fees. The aggregate fees billed to us by MSF for professional services related to tax compliance, tax advice, and tax planning, including preparation of federal and state tax returns for the fiscal years ended August 31, 2007 and August 31, 2006 totaled $45,972 and $23,619, respectively.

All Other Fees.  There were no fees billed to us by MSF for the fiscal years ended August 31, 2007 and 2006 other than those described above.

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

All services described above for fiscal year 2007 were pre-approved by the Audit Committee or the Chairman of the Audit Committee before Moore Stephens Frost was engaged to render the services.

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Oval Eggs, LLC has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on December 31, 2007.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson
Dana Persson, President and Chief Executive Officer

By:	/s/ Thomas A. Powell
Thomas A. Powell, Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed by the following persons on December 31, 2007 on behalf of Golden Oval Eggs, LLC in the capacities indicated.

/s/ Dana Persson			President and Chief Executive Officer
Dana Persson			(principal executive officer)

/s/ Thomas A. Powell			Chief Financial Officer
Thomas A. Powell			(principal financial and accounting officer)

/s/ Chris Edgington		**	Chairman
Chris Edgington

/s/ Howard Dahlager		**	Vice Chairman
Howard Dahlager

/s/ Marvin Breitkreutz		**	Manager
Marvin Breitkreutz

/s/ Mark Chan		**	Manager
Mark Chan

/s/ Paul Wilson		**	Manager
Paul Wilson

/s/ Loren Norgaard			Manager
Loren Norgaard

**By:	/s/ Dana Persson
Dana Persson, Attorney-In-Fact