Form 10-Q
period 2007-11-30
GOLDEN OVAL EGGS LLC
filed 2008-01-22
CIK 1271285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007;

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

As of January 10, 2008, there were 4,733,527 of the Company’s Class A Units and 697,350 of the Company’s Class B Units issued and outstanding.

TABLE OF CONTENTS

Golden Oval Eggs, LLC

Form 10-Q

For The Quarter Ended November 30, 2007

PART I.   FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Balance Sheets

November 30, 2007 and August 31, 2007

(In Thousands)

	November 30, 2007	August 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable	19,678	18,502
Inventories	18,291	18,352
Restricted cash	1,069	783
Other current assets	1,157	1,047
Total current assets	40,195	38,684

Property, plant and equipment

Land and land improvements	11,650	11,649
Buildings	40,761	40,684
Leasehold Improvements	896	896
Equipment	72,042	71,906
Construction in progress	85	173
	125,434	125,308
Accumulated depreciation	(59,784)	(57,103)
Total property, plant and equipment, net	65,650	68,205

Other assets
Investments	1,670	1,670
Intangible assets, net	18,352	18,826
Goodwill	22,858	22,858
Note receivable	135	135
Total other assets	43,015	43,489

Total assets	$148,860	$150,378

See accompanying notes to consolidated condensed financial statements

	November 30, 2007	August 31, 2007
	(unaudited)
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$12,072	$11,884
Accounts payable	15,762	14,221
Accrued interest	3,640	2,988
Accrued compensation	1,985	1,824
Other current liabilities	2,062	2,595
Current maturities of long-term debt	9,522	9,522
Total current liabilities	45,043	43,034

Long-term debt, less current maturities	83,994	84,727

Members’ equity
Members’ equity	18,785	21,612
Non-controlling interest in consolidated entities	1,038	1,005
Total members’ equity	19,823	22,617
Total liabilities and members’ equity	$148,860	$150,378

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Operations

For the Periods Ended November 30, 2007 and 2006

(In Thousands, except per unit data)

(Unaudited)

	Three Months Ended
	November 30, 2007	November 30, 2006

Net sales	$53,203	$48,617

Cost of goods sold	49,118	44,395

Gross profit	4,085	4,222

Operating expenses	4,442	5,182

Loss from operations	(357)	(960)

Other income (expense)
Interest (expense)	(2,729)	(2,722)
Non-controlling interest in income (loss) of consolidated entities	(23)	(62)
Other income	352	80
Total other expense	(2,400)	(2,704)

Net loss	$(2,757)	$(3,664)

Weighted average members’ units outstanding	5,431	5,420

Net loss per members’ unit, basic and diluted	$(0.51)	$(0.68)

Distributions per unit	$—	$—

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Cash Flows
For the Periods Ended November 30, 2007 and 2006

(In Thousands)
(Unaudited)

	Three Months Ended
	November 30,	November 30,
	2007	2006
Cash flows from operating activities
Net loss	$(2,757)	$(3,664)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,681	2,901
Amortization	474	474
Gain on sale of property, plant & equipment	—	1
Non-controlling interest in income of consolidated entities, net of distributions	33	70
Changes in operating assets and liabilities
Accounts receivable	(1,246)	(2,092)
Inventories	61	278
Other current assets	(110)	(61)
Accounts payable	1,541	2,660
Accruals and other current liabilities	280	533
Net cash provided by operating activities	957	1,100

Cash flows from investing activities
Purchases of property, plant and equipment	(126)	(528)
Proceeds from sale of property, plant and equipment	—	1
Retirement of investment in other cooperatives	—	112
Net cash used by investing activities	(126)	(415)

Cash flows from financing activities
Net increase in revolving line of credit	188	1,802
Payments of long-term debt	(733)	(2,146)
Increase in restricted cash	(286)	(332)
Net cash used by financing activities	(831)	(676)
Net increase (decrease) in cash and cash equivalents	—	9
Cash and cash equivalents - beginning of period	—	222
Cash and cash equivalents - end of period	$—	$231

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $51 and $40 during 2007 and 2006, respectively	$2,660	$1,942
Supplementary disclosures of non-cash transactions
Stock issued as officer compensation	$—	159
Forfeiture of stock compensation of departing officer	—	(13)

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Condensed Financial Statements

November 30, 2007 and August 31, 2007

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

2. Basis of Presentation  The accompanying consolidated condensed balance sheet as of August 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at November 30, 2007 and for the three-month periods ended November 30, 2007 and 2006 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. The results of operations for the period ended November 30, 2007 are not necessarily indicative of results to be expected for any other interim period or for the entire year.

3. Inventories   Pullet and layer hen inventories are stated at the cost of production, which includes the costs of the chicks, feed, overhead and labor. Layer hen flock costs are capitalized at the point at which the pullet goes into production and are amortized over the productive lives of the flocks, generally 18 to 24 months. Feed, supplies and liquid egg inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

	November 30, 2007	August 31, 2007
	(unaudited)
Hens and pullets	$10,586	$10,766
Eggs and egg products	5,054	4,046
Feed, supplies and other	2,651	3,540
Total inventories	$18,291	$18,352

4. Financing Agreements   Golden Oval Eggs, LLC, Midwest Investors of Iowa and GOECA, LP are parties to a Credit Agreement that was originally entered into on September 13, 2004, and subsequently amended.  With the last amendment effective December 13, 2007, the maturity date of $2,500 of a short term revolving note was extended from December 14, 2007 to March 1, 2008 and the commencement date of certain financial covenants was also extended to March 1, 2008.  We have historically financed our working capital needs through the Credit Agreement and, to the extent of our cash flow, from operations.  The Credit Agreement, as amended, requires the Company, among other things, to generate monthly EBITDA of at least $850 for the term of the Credit Agreement.  The Company was in compliance with all covenants under the Credit Agreement for each month in the quarter ended November 30, 2007 and as of November 30, 2007.

On December 13, 2007, the Company received a commitment from a new lender to refinance all debt outstanding under the Credit Agreement.  The term of the new arrangement is for six years effective with the closing, which is anticipated to take place in the first half of calendar 2008.  The Company believes terms of this agreement will provide for more a more favorable repayment schedule than the Credit Agreement.  The lender’s commitment is subject to various terms and conditions and the definitive loan agreements will be subject to negotiation and execution by the lender and the Company.

5. Stock Based Compensation

The Company has bonus and compensation plans in place for management.  Under these agreements management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for management bonuses during the year based upon the estimated amount that will be earned by year end.  Upon approval by the Board of Managers, the bonuses are paid to management.  The number of units to be issued is based upon the higher of the book or market value of the Class A Units at the time the bonus is awarded.  For the three months ended November 30, 2007 and 2006, a total of 0 and 20,895 Class A Units were issued to management at a per unit value of $7.63 for the 20,895 units in 2006.

The Class A Units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.  In the event that termination of the employee occurs, the Company will record any forfeiture of units as a reduction to compensation expense in the period in which the forfeiture occurs.  There were no forfeitures for the three months ended November 30, 2007.  There were forfeitures of 2,045 for the three months ended November 30, 2006.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the date they are granted.  For the three months ended November 30, 2007 and 2006 no units were awarded to the Board of Managers.

Below is a summary of unit activity pursuant to these compensation plans for the three months ended November 30th, 2007.

	2007		2006
	Units	Dollars	Units	Dollars

Issued to management	—	$—	20,895	$159
Issued to directors	—	—	—	—
Forfeitures	—	—	(2,045)	(13)

Total	—	$—	18,850	$146

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

7. Capital Resources and Liquidity   The Company is a party to an Amended and Restated Credit Agreement, as amended, with Metropolitan Life Insurance Company as lender and CoBank, ACB as lender and administrative agent (the “Credit Agreement”).  The Company has had limited access to capital under the Credit Agreement and the lenders under the Credit Agreement have modified certain financial covenants in order to allow compliance with these covenants by the Company.  As part of its efforts to obtain a refinancing of the Credit Agreement, the Company has completed the following steps:

On December 13, 2007, the Company received a commitment from a new lender to refinance all debt outstanding under the Credit Agreement.  The term of the new arrangement is for six years effective with the closing, which is anticipated to take place in the first half of calendar 2008.  The Company believes terms of this agreement will provide for more a more favorable repayment schedule than the Credit Agreement.  The lender’s commitment is subject to various terms and conditions and the definitive loan agreements will be subject to negotiation and execution by the lender and the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on current expectations, beliefs, intentions or future strategies of the management of Golden Oval Eggs, LLC (“we”, “us”, “our”, or the “Company”). When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Quarterly Report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements.  If our management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in Part I, Item 1A. “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, as well as those identified in other filings with the Securities and Exchange Commission.  Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements to reflect future events or developments.

The following is a discussion and analysis of our financial condition and results of operations as of and for the three month periods ended November 30, 2007 and 2006. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended August 31, 2007.

Summary

Golden Oval Eggs, LLC is a Delaware limited liability company, primarily engaged in the business of producing, processing, marketing and distributing egg products. The Company operates seven production facilities in the United States.  It maintains its headquarters in Renville, Minnesota and a sales office in Plymouth, Minnesota.

The Company produces a wide range of egg products, from unpasteurized liquid eggs, further processed egg products for other food manufacturers, and finished goods for sale to retailers and food service customers.  Products are sold to other food manufacturers, restaurants, supermarkets and foodservice distributors.

The Company produces approximately half of its annual needs from eggs produced at layer barns at the Company’s Renville, Minnesota and Thompson, Iowa facilities.  The remainder is satisfied from purchases of eggs or liquid product under a variety of pricing arrangements with third partiers.

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

The Company’s cost of production is materially affected by feed, purchased egg and liquid egg costs, which averaged approximately 63% of the Company’s total production costs in the first quarter of fiscal 2008.

Results of Operations

Net Sales Net sales for the first quarter of fiscal 2008 were $53.2 million, an increase of $4.6 million, or 9.4% over the first quarter in the prior fiscal year. Pounds sold in the first quarter were 78.7 million, a decrease of 28.5 million, or 26.6% less than the same period year ago.  The decrease is due to a significant reduction of the Millersburg, Ohio facility egg supply (20.3 million pounds) which resulted in an impairment charge in the fiscal year ended August 31, 2007.  Additional causes of the decline are a decrease in pounds available to sell from production sourced from the Company’s own flocks as bird numbers were reduced to comply with increased space requirements under its animal care programs (5.4 million pounds), a decrease in sales pounds as certain low margin businesses were exited (2.5 million pounds), and a net reduction of volume in all other product sales (0.3 million pounds).  The average selling price per pound sold increased from $0.432 to $0.673, an increase of $0.241, or 55.8%, as a result higher selling prices executed in an environment of sharply increased liquid egg markets, as well as an improved product mix.

Cost of goods sold. Cost of goods sold for the first quarter of fiscal 2008 was $49.1 million, an increase of $4.7 million, or 10.6%, as compared to the first quarter of fiscal 2007.  The increase is due to increases of feed, purchased eggs and purchased liquid eggs of $10.4 million offset by reductions in operating costs of $2.3 million in all locations still operating, a reduction of $1.3 million due to reduced operating levels in Millersburg, for which an impairment charge was taken in the fourth quarter of fiscal 2007, and $1.8 million of reduced impact for the results of operations from the variable interest entity, United Mills, included in the consolidated financial statements.

Operating expenses. Operating expenses for the first quarter of fiscal 2008 were $4.4 million, a decrease of $0.7 million, or 14.3%, as compared to the first quarter of fiscal 2007.  The decline is primarily attributable to a reduction in discretionary spending in the amount of $0.6 million with the balance spread across numerous accounts.

Total other expense. Total other expense for the first quarter of fiscal 2008 was $2.4 million, a decrease of $(0.3) million from the prior year period.  Interest expense was unchanged at $2.7 million.  Other income increased $0.3 million due to the timing of sales of manure from the chicken barns, as the sales were reported in the second quarter in the prior fiscal year.

Income Taxes.   As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes. Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income or loss as an item of income for the purposes of their own federal income tax returns.

Net Income.  Operations for the first quarter ended November 30, 2007 resulted in a loss of $(2.7) million, or a loss of ($0.51) per basic and diluted members’ unit, as compared to a loss of $(3.7) million, or $(0.68) per basic and diluted members’ unit for the quarter ended November 30, 2006.

The Company’s financial performance in the current quarter may not be indicative of future quarters due to seasonal factors and volatility in both selling prices and cost of materials purchased, as well as industry factors in an intensely competitive industry.

Liquidity and Capital Resources

The Company’s working capital at November 30, 2007 was $(4.8) million compared to $(4.3) million at August 31, 2007.   The Company’s current ratio was 0.9 at November 30, 2007 compared to 0.9 at August 31, 2007. Effective October 19, 2007 the Company entered into a second amendment to its amended and restated credit agreement with CoBank ACB and the Metropolitan Life Insurance Company.  The second amendment provided $2.5 million in new short term debt to finance working capital needs, deferred principal payments on Tranche A and Tranche B Term Loans for October and November of 2007, and amended certain restrictive covenants contained in the prior agreement, as amended.   The termination date for the new debt was December 14, 2007.  On December 13, 2007, the Company executed an extension agreement that extended the termination date on the new debt to March 1, 2008, coterminous with the revolving line of credit contained in the credit agreement, as amended. The principal payments on Tranche A and Tranche B Term Loans are deferred for the months of January 2008 and February 2008.  The Company is current on all interest and principal payments as required for the quarter ending November 30, 2007 and complied with its minimum monthly EBITDA requirement as of the end of the first quarter of fiscal 2008. The amended and restated credit agreement provides for a $93,000,000 line of credit, consisting of a $15.0 million revolving note that terminates on March 1, 2008 and $78.0 million in term notes with principal repayment schedules resulting in retirement beginning in 2014.

During fiscal year 2007 and into fiscal year 2008, the Company has sought additional financing to refinance the amended and restated credit agreement.  As described below, the Company has received a commitment letter from a new lender.  However, the Company may require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.   In addition, the Company may seek additional capital from an offering of our equity securities or by incurring additional indebtedness, or both.  Despite the commitment letter from a new lender, no assurance can be given that additional working capital will be obtained in an amount that is sufficient for the Company’s needs, in a timely manner or on terms and conditions acceptable to the Company or its members.  The Company’s financing needs are based upon management estimates as to future revenue and expense. Our business plan and our financing needs are also subject to change based upon, among other factors, market and industry conditions, our ability to increase cash flow from operations and our ability to control costs and expenses.  Our efforts to raise additional funds from the sale of equity may be hampered by the fact that our securities are illiquid and are subject to restrictions on transfer. Our efforts to raise additional funds from incurring additional indebtedness may be hampered by the fact that the Company has significant outstanding indebtedness and all of the Company’s assets are pledged to its lenders to secure existing debt.

As previously reported, on December 13, 2007 the Company received a commitment letter from a new lender.  The commitment is for a facility of $105 million to be used to retire all of our existing indebtedness under the current Credit Agreement and replace the Credit Agreement with new debt facilities on terms we believe are more favorable to us.  The commitment includes numerous conditions, including negotiation, execution and delivery of loan agreements satisfactory to the Company and the lender and the financial performance of the Company.

The Company’s long-term debt at November 30, 2007, including current maturities, was $93.5 million compared to $94.2 million at August 31, 2007. As of November 30, 2007, $12.1 million has been drawn against the $15.0 revolving line of credit, compared to $11.9 million as of August 31, 2007. Substantially all trade receivables and inventories collateralize the Company’s line of credit, and property, plant and equipment collateralize the Company’s long-term debt under its credit agreement and the note issued to Land O’Lakes, Inc.

Net cash flow from operations was $1.0 million for the first quarter of fiscal 2008 compared to $1.1 million in the first quarter of fiscal 2007. Principal payments on long-term debt for the first quarter of fiscal 2008 were $0.7 million and additions to fixed assets were $0.1 million.  There were no distributions to unit holders during the first quarter of fiscal 2008.  An additional $0.3 million was added to restricted cash to provide for principal and interest payments on the 1999 and 2001 bonds due in January 2008.

Critical Accounting Policies and Estimates

The above discussion and analysis of our results of operations and financial condition are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events may change and even the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended August 31, 2007.

Impact of Recently Issued Accounting Pronouncements

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report form 10-K for the year ended August 31, 2007 for a discussion of the impact of recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.  The effective date of FAS 157 has been deferred one year which means the company effective date will be September 1, 2009.  The provisions of FAS 157 are not expected to have a material impact on our consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes accounting and reporting standards for the4 noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of FAS 160 is for fiscal years beginning on or after December 15, 2008. Golden Oval is reviewing  FAS 160  to determine what impact  it may have to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and Chief Financial Officer, Thomas A. Powell, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that there is a continuing deficiency in the Company’s disclosure controls and procedures as described in Part II, Item 9A “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.  As a result of this deficiency, the Company’s filing of this Quarterly Report on Form 10-Q was not timely.  As of January 7, 2008, the Company has secured additional personnel resources to begin to address this deficiency in disclosure controls and procedures.  The Company continues to evaluate the other possible remedial actions described in Item 9A of the Form 10-K as well as the necessity for any of these actions.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the additional resources secured to address the deficiency in disclosure controls and procedures noted above.

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

Date: January 22, 2008