Form 10-Q
period 2008-02-29
GOLDEN OVAL EGGS LLC
filed 2008-04-14
CIK 1271285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008;

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

As of February 29, 2008, there were 5,430,877 of the Company’s Class A Units issued and outstanding.

TABLE OF CONTENTS

Golden Oval Eggs, LLC

Form 10-Q

For The Quarter Ended February 29, 2008

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Balance Sheets

February 29, 2008 and August 31, 2007

(In Thousands)

(Unaudited)

	February 29, 2008	August 31, 2007
Assets
Current assets
Cash and cash equivalents	$	$
Accounts receivable	19,319	18,502
Inventories	19,745	18,352
Restricted cash	1,115	783
Other current assets	1,461	1,047
Total current assets	41,640	38,684

Property, plant and equipment

Land and land improvements	11,649	11,649
Buildings	40,720	40,684
Leasehold improvements	916	896
Equipment	71,722	71,906
Construction in progress	85	173
	125,092	125,308
Accumulated depreciation	(62,479)	(57,103)
Total property, plant and equipment, net	62,613	68,205

Other assets
Investments	1,633	1,670
Intangible assets, net	14,715	18,826
Goodwill	22,858	22,858
Note receivable	298	135
Total other assets	39,504	43,489

Total assets	$143,757	$150,378

 See accompanying notes to consolidated condensed financial statements

	February 29, 2008	August 31, 2007
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$14,695	$11,884
Accounts payable	15,345	14,221
Accrued interest	599	2,988
Accrued compensation	1,851	1,824
Other current liabilities	3,029	2,595
Current maturities of long-term debt	9,521	9,522
Total current liabilities	45,040	43,034

Long-term debt, less current maturities	66,244	84,727

Members’ equity
Members’ equity	31,343	21,612
Non-controlling interest in consolidated entities	1,130	1,005
Total members’ equity	32,473	22,617
Total liabilities and members’ equity	$143,757	$150,378

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Operations

For the Periods Ended February 29, 2008 and February 28, 2007

(In Thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Net sales	$55,335	$45,446	$108,538	$94,063

Cost of goods sold	51,949	42,581	101,067	86,976

Gross profit	3,386	2,865	7,471	7,087

Operating expenses	8,877	5,890	13,319	11,072

Income from operations	(5,491)	(3,025)	(5,848)	(3,985)

Other income (expense)
Interest expense	(2,480)	(2,242)	(5,209)	(4,964)
Non-controlling interest in income of consolidated entities	(81)	—	(104)	(62)
Other income	342	518	694	598
Forgiveness of debt	17,000	—	17,000	—
Total other income (expense)	14,781	(1,724)	12,381	(4,428)

Net income	$9,290	$(4,749)	$6,533	$(8,413)

Weighted average Members’ units outstanding	5,431	5,419	5,431	5,419

Net income per Members’ unit, basic	$1.71	$(0.88)	$1.20	$(1.55)

Net income per Members’ unit, diluted	$1.67	$(0.88)	$1.17	$(1.55)

Distributions per unit	$—	$—	$—	$—

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Cash Flows
For the Periods Ended February 29, 2008 and February 28, 2007

(In Thousands)
(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities
Net income	$6,533	$(8,413)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,376	5,813
Amortization	948	949
Gain on sale of property, plant & equipment	—	1
Asset impairment	3,531	—
Gain on debt forgiveness	(17,000)	—
Stock vesting (SFAS 123R)	26	—
Changes in operating assets and liabilities
Accounts receivable	(887)	(2,369)
Inventories	(1,393)	(955)
Other current assets	(414)	200
Accounts payable	1,124	3,105
Accruals and other current liabilities	1,313	1,349
Minority interest	125	67
Net cash used by operating activities	(718)	(253)

Cash flows from investing activities
Purchases of property, plant and equipment	(152)	(716)
Proceeds from sale of property, plant and equipment	—	1
Advance of note receivable	(162)	(59)
Retirement of investment in other cooperatives	37	9
Net cash used by investing activities	(277)	(765)

Cash flows from financing activities
Net increase in revolving line of credit	2,811	5,640
Payments of long-term debt	(1,484)	(4,262)
(Increase) in restricted cash	(332)	(362)
Net cash provided by financing activities	995	1,016
Net increase (decrease) in cash and cash equivalents	—	(2)
Cash and cash equivalents - beginning of period	—	222
Cash and cash equivalents - end of period	$—	$220

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $15 and $40 during 2008 and 2007, respectively	$1,962	$3,970
Supplementary disclosures of non-cash transactions
Debt forgiveness	$17,000	—
Warrant issued for 880,492 Class A Convertible Preferred Units	3,242	—
Class A units issued as payment of accrued officer bonus	—	146

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Condensed Financial Statements

February 29, 2008 and August 31, 2007

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

2. Basis of Presentation  The accompanying consolidated condensed balance sheet as of August 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at February 29, 2008 and for the three-month periods ended February 29, 2008 and February 28, 2007 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. The results of operations for the period ended February 29, 2008 are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

	February 29, 2008	August 31, 2007
Hens and pullets	$11,619	$10,766
Eggs and egg products	4,965	4,046
Feed, supplies and other	3,161	3,540
Total inventories	$19,745	$18,352

4. Financing Agreements   Golden Oval Eggs, LLC, Midwest Investors of Iowa and GOECA, LP are parties to a Credit Agreement that was originally entered into on September 13, 2004, and subsequently amended.  With the last amendment effective March 11, 2008, the maturity date of $2,500 of a short term revolving note and all other revolving notes was extended from March 1, 2008 to July 31, 2008 and the commencement date of certain financial covenants was also extended to July 31, 2008.  We have historically financed our working capital needs through the Credit Agreement and, to the extent of our cash flow, from operations.  The Credit Agreement, as amended, requires the Company, among other things, to generate monthly EBITDA of at least $1,000 for the term of the Credit Agreement. Principal payments for Tranche A and Tranche B loans continue to be deferred until July 31, 2008.  To the extent that monthly EBITDA exceeds $1,000, up to $200 per month will be transferred into an interest bearing escrow account to provide funds for the upgrade of the Thompson, Iowa wastewater facility. As has been reported in previous filings and disclosed in the Risk Factors discussion of the Company’s report on Form 10-K for the fiscal year ended August 31, 2007, the Company is continuing to seek alternative sources of capital to strengthen its balance sheet.  The Company was not in compliance with all covenants under the Credit Agreement for each month in the quarter ended February 29, 2008 and as of February 29, 2008.

On February 15, 2008, the Company and Land O’ Lakes executed an agreement whereby the purchase price of the Egg Products Division of MoArk was reduced by $17,000 and an equal amount of the subordinated note used to finance the acquisition was reduced.  Additionally, the Company issued a Warrant for the purchase of up to 880,492 newly authorized convertible preferred units in exchange for the forgiveness of accrued interest on the subordinated note. The 697,350 Class B units held by Land O’ Lakes were converted to Class A units per the agreement.

The subordinated note to Land O’Lakes of $17.0 million was treated as debt forgiveness and was classified as income in the other income (expense) section of the Statement of Operations.  In exchange for the accrued interest of $3.2 million on the $17.0 million note that was forgiven, the Company issued Land O’Lakes a Warrant that is included in the Equity section of the Condensed Balance sheet at a value of $3.2 million.

5. Stock Based Compensation   The Company has bonus and compensation plans in place for management.  Under these agreements management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for management bonuses during the year based upon the estimated amount that will be earned by year end.  Upon approval by the Board of Managers, the bonuses are paid to management.  The number of units to be issued is based upon the higher of the book or market value of the Class A Units at the time the bonus is awarded.  For the three months ended February 28, 2007 and February 29, 2008, no Class A Units were issued to management.

The Class A Units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.  In the event that termination of the employee occurs, the Company will record any forfeiture of units as a reduction to compensation expense in the period in which the forfeiture occurs.  There were no forfeitures for the three months ended February 29, 2008 nor for the quarter ended February 28, 2007.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the date they are granted.  For the three months ended February 29, 2008 and February 28, 2007 no units were awarded to the Board of Managers.

6. Earnings per Share   Basic net income (loss) per unit was calculated by dividing net income (loss) by the weighted average number of Class A common units outstanding during the period. Diluted net income (loss) per unit was calculated by dividing net income (loss) by the weighted average number of Class A common units outstanding during the period plus the dilutive effects of the Warrant. Convertible Class A Preferred units representing 146,749 units were included in the calculation of diluted net income per members’ unit.

	February 29, 2008	February 28, 2007
Numerator
Net income (loss)	$6,533	$(8,843)
Denominator
Weighted average units outstanding	5,431	5,419

Diluted weighted average units outstanding	5,578	5,419

Basic profit (loss) per share	$1.20	$(1.55)

Diluted profit (loss) per share	$1.17	$(1.55)

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

8. Capital Resources and Liquidity   The Company is a party to an Amended and Restated Credit Agreement, as amended, with Metropolitan Life Insurance Company as lender and CoBank, ACB as lender and administrative agent (the “Credit Agreement”).  The Company has had limited access to capital under the Credit Agreement and the lenders under the Credit Agreement have modified certain financial covenants in order to allow compliance with these covenants by the Company.  As part of its efforts to obtain a refinancing of the Credit Agreement, the Company has completed the following steps:

On March 11, 2008, the Company entered into an extension and amendment agreement with the lenders under the Credit Agreement that extends the termination date of a $2,500 short-term revolving note issued under our Restated and Amended Credit Agreement from February 29, 2008 to July 31, 2008.  The commencement of the effective date of financial covenants under the Credit Agreement has also been delayed from March 1, 2008 to July 31, 2008.

9. Legal Proceedings   The Attorney General of Iowa has filed suit in relation to the Thompson, Iowa wastewater facility.  Please refer to Item 1. Legal Proceedings under Part II. of this filing for a more detailed description of this and other legal matters.

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

The following is a discussion and analysis of our financial condition and results of operations as of and for the three month periods ended February 29, 2008 and February 28, 2007. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended August 31, 2007.

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

The Company produces approximately two-thirds of its annual needs from eggs produced at layer barns at the Company’s Renville, Minnesota and Thompson, Iowa facilities.  The remainder is satisfied from purchases of eggs or liquid product under a variety of pricing arrangements with third partiers.

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

The Company’s cost of production is materially affected by feed, purchased egg and liquid egg costs, which averaged approximately 65% of the Company’s total production costs in the second quarter of fiscal 2008.

Results of Operations

Results of Operations — Second Quarter Fiscal Year 2008 Compared to Second Quarter Fiscal Year 2007

 Net Sales Net sales for the second quarter of fiscal 2008 were $55.3 million, an increase of $9.9 million, or 21.8% over the second quarter in the prior fiscal year. Pounds sold in the second quarter were 69.6 million, a decrease of 21.6 million, or 23.7% , than the same period year ago.  The decrease is due to a significant reduction of the Millersburg, Ohio facility egg supply (15.9 million pounds) which resulted in an impairment charge in the fiscal year ended August 31, 2007.  Additional causes of the decline include a decrease in pounds available to sell from production from the Renville and Thompson facilities as a result of reductions in flock sizes associated with an increase in the amount of space allotted to each bird in compliance with animal care guidelines promulgated by industry groups (2.0 million pounds), and a decrease in pounds available to sell as a result of us exiting certain low margin businesses  (3.7 million pounds).  The average selling price per pound sold increased from $0.468 to $0.745, an increase of $0.277, or 59.1%, as a result of higher selling prices executed in an environment of sharply increased liquid egg markets.

Cost of goods sold. Cost of goods sold for the first quarter of fiscal 2008 was $51.9 million, an increase of $9.3 million, or 21.8%, as compared to the second  quarter of fiscal 2008.  The increase is due primarily as a result of  increases in the cost of feed, purchased eggs and purchased liquid eggs of $8.8 million, and a $.5 million increase in feed costs from the Company’s  interest in United Mills, which is included in our consolidated financial statements.

Operating expenses. Operating expenses for the second quarter of fiscal 2008 were $8.9 million, an increase of $3.0 million, or 33.7%, as compared to the second quarter of fiscal 2007. Asset impairment of $3.7 million was recorded for discontinued operations at two of the processing facilities and an intangible asset.  Absent the impairment charges, operating expenses declined $0.7 million, or 12.1%, due primarily  to a reduction in discretionary spending in the amount of $0.7 million, primarily in marketing.

Total other income( expense). Total other income for the second quarter of fiscal 2008 was $14.8 million, an increase of $16.5 million from the prior year period. The primary reason for the increase in total other income was the cancellation of the $17.0 million note we issued Land O’Lakes in connection with the amendment of the terms of the MoArk Acquisition, as described more fully below under the “Liquidity and Capital Resources”. Interest expense increased $.2 million.   Other income decreased $0.2 million due to the timing of sales of manure from the chicken barns, as the sales were reported in the second quarter in the prior fiscal year. The manure sale for fiscal year 2008 occurred in March 2008, which is included in the  Company’s third quarter.

Income Taxes.   As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes. Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income or loss as an item of income for the purposes of their own federal income tax returns.

Net Income.  Operations for the second quarter ended February 29, 2008 resulted in a profit of $9.3 million, or a profit of $1.71 per basic  members’ unit and $1.67 per diluted members’ unit, as compared to a loss of $(4.7) million, or $(0.88) per basic and diluted members’ unit for the quarter ended February 29, 2008.

The Company’s financial performance in the current quarter may not be indicative of future quarters due to seasonal factors and volatility in both selling prices and cost of materials purchased, as well as industry factors in an intensely competitive industry.

Results of Operations — Six Months ended February 29, 2008 Compared to Six Months ended February 28, 2007

Net Sales               Net sales for the first half of fiscal 2008 were $108.5 million, an increase of $14.5 million, or an increase of 15.4% over the sales of the first half of the prior fiscal year.  The increase  is due to higher average selling prices per pound for liquid eggs for the first half of fiscal 2008 of $.706 versus $.448 for the first half of fiscal year 2007, an increase of $.258, as well as an improved product mix. The increase in selling prices was due to the increasing costs of feed and purchased shell and liquid egg.  Pounds sold in the first half were 148.4 million, a decrease of 50.2 million, or 25.3% over the same period year ago.  A 7.8% (8.1 million pounds) decline from the Renville and Thompson facilities was caused by increasing the space allotted to each bird in compliance with animal care guidelines promulgated by industry groups.  The reduction of the Millersburg egg supply amounted to 35.0 million pounds. The remaining decrease (7.1 million pounds) was due to our decision to exit certain low margin business.

Cost of Goods Sold             Cost of goods sold for the first half of fiscal 2008 was $101.1 million, an increase of $14.1 million or 16.2% of the figure for the first half of fiscal 2007.  As occurred in the second quarter, significant unfavorable cost pressures were experienced in the period.  Feed costs rose by more than 31.0%, or $4.2 million for the half,  driven by higher corn and soybean meal costs.  Shell egg and liquid egg purchases increased $(15.6) million  Operational improvements resulted in savings of $4.4 million and we recorded a  $1.3 million decrease in cost from our interest in  United Mills, which is included in our  consolidated financial statements.

Operating Expenses            Operating expenses for the first half of fiscal 2008 were $13.3 million, an increase of $2.2 million, or 20.3%, from the first half of fiscal 2007.  Asset impairment of $3.7 million was recorded for discontinued operations at the Abbeville and California processing facilities, and a Land O’Lakes licensing agreement that was recorded on our balance sheet statements as an intangible asset. A reduction occurred  in discretionary spending in the amount of $1.5 million with the balance spread across numerous accounts

Total Other Income (Expense)           Total other income increased from a loss of $(4.4) million to $12.4 million, an increase of $16.8 million for the period.   The primary reason for the increase in other income was the cancellation of the $17.0 million note we issued to Land O’Lakes in connection with the amendment of the terms of the MoArk Acquisition, as described more fully below under “Liquidity and Capital Resources”.  Interest expense increased by $0.3 million on increased line of credit debt and other income increased $0.1 million due primarily to litter sales.

Income Taxes As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes.  Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income Net income for the six months ended February 29, 2008 resulted in a profit of $6.5 million, or $1.20 per basic members’ unit and $1.17 per diluted members’ unit , as compared to a loss of $(8.4) million, or $(1.55) per unit for the same period a year ago.

Liquidity and Capital Resources

The Company’s working capital at February 29, 2008 was $(3.4) million compared to $(4.3) million at August 31, 2007.   The Company’s current ratio was 0.92 at February 29, 2008 compared to 0.90 at August 31, 2007. On March 11, 2008, the Company entered into an Extension and Amendment Agreement with its lenders that extended the termination date of all revolving loans from March 1, 2008 to July 31, 2008.  Additionally, the principal payments for the Tranche A and Tranche B term loans were deferred for the months of March, April, May, June and July of 2008 until the maturity date of the applicable loan.  The Company is current on all interest and principal payments as required for the quarter ending February 29, 2008 and complied with its minimum monthly EBITDA requirement for all months but one as of the end of the second quarter of fiscal 2008. The amended and restated credit agreement provides for a $95.5 line of credit, consisting of a $15.0 million revolving note that terminates on March 1, 2008, a short term revolving note of $2.5 million that also terminates on March 1, 2008 and $78.0 million in term notes with principal repayment schedules resulting in retirement beginning in 2014.  Certain financial benchmarks and ratios contained in the credit agreements have had their effective dates extended until July 31, 2008.  In the interim period, the Company must produce a minimum EBITDA of $1.0 million per month.  To the extent that EBITDA exceeds $1.0 million in any month, up to $200 is to be placed in an interest bearing escrow account to be used for the Thompson wastewater project.  The Company has agreed to explore strategic alternatives on terms, conditions and time frames mutually agreed between the Company and its lenders.

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

The Company was unable to meet all of the terms and conditions associated with the commitment from a new lender received on December 13, 2007, and the commitment has expired.

The Company’s long-term debt at February 29, 2008, including current maturities, was $75.8 million compared to $94.2 million at August 31, 2007. As of February 29, 2008, $14.7 million has been drawn against the $17.5 revolving line of credit including the $2.5 million short term revolving note, compared to $11.9 million as of August 31, 2007. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its credit agreement.

With respect the improvements that will be required to the Thompson, Iowa wastewater system (see Part II, Item 1 “Legal Proceedings”), the Company is currently estimating the cost of these improvements.

On February 15, 2008, the Company and Land O’ Lakes executed an agreement whereby the purchase price of the Egg Products Division of MoArk was reduced by $17.0 million and an equal amount of the subordinated note used to finance the acquisition was reduced.  Additionally, the Company issued a Warrant for the purchase of up to 880,492 newly authorized convertible preferred units in exchange for the forgiveness of accrued interest on the subordinated note of $3.2 million. The 697,350 Class B units held by Land O’ Lakes were converted to Class A units per the agreement.

Net cash flow from operations was $(0.7) million for the first two quarters of fiscal 2008 compared to $(0.3) million in the first half of fiscal 2007. Principal payments on long-term debt were $1.5 million and additions to fixed assets were $0.2 million.  There were no distributions to unit holders during the first two quarters of fiscal 2008.  An additional $0.4 million was added to restricted cash to provide for the principal payment on the 1999 and 2001 bonds due in July 2008.

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

Tangible Assets

We continually evaluate the carrying value of our tangible assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this reevaluation, if impairment indicators are present, we estimate the future cash flows expected to result from the use of this asset and its eventual disposal. During the second quarter of Fiscal year 2008, the Company recognized impairment of assets for two discontinued operations and the decision to exit the Retail test market. We determined that an impairment of  $0.2 million had occurred at the Vernon facility in California. The Vernon facility has ceased all production operations due to a decrease of egg supply and excess production capacity. The Abbeville facility incurred a loss of egg supply and has terminated the breaking of shell eggs. This resulted in impairment of $0.2 million. With the conclusion of the test marketing of retail sales in the Northeast, the Company has cancelled license agreements with Land O’Lakes (Form 8K filed 2/20/2008) and has determined that the company will exit the retail test market. Impairment charges of $0.5 million were incurred. All impairment charges were recorded in the operations section of the Statement of Operations.

Intangible Assets

As a result of the MoArk Acquisition that was completed June 30, 2006, we acquired intangible assets consisting of licenses to use certain brand names and trademarks, licenses of certain product technology and certain patents and patent applications.  We have recorded the excess of consideration paid over assets acquired.  Financial Accounting Standard No. 141 “Business Combinations” dictates that values be assigned to certain intangible assets.  We have accordingly made estimates of the values to be carried on our books for intangible assets acquired, including registered and unregistered trade names and trademarks, licensing agreements, and patents and patent applications.  The values of these assets are determined by forecasting future cash flows and assessing the risk of achieving the forecast.  Those intangible assets with finite lives will be amortized over a period matching the life of the underlying intellectual property, for example, the term of the license agreement or the remaining life of the patent. With the termination of the retail test market and the cancelling of Land O’Lakes licensing agreements (Form 8K filed 2/20/2008), impairment was recognized for the intangible Land O’Lakes license agreement of $3.2 million. This was recorded in the operations section of the Statement of Operations.

Those intangibles with indefinite lives have been recorded as goodwill, and will not be amortized over a fixed time period.  Rather, they will be tested for impairment when impairment indicators are deemed present.  As of February 29, 2008 we tested for impairment under the provisions of SFAS No. 142. The results of the impairment test indicated that the fair value of the single entity reporting unit exceeded the carrying value of the reporting unit. As a result, no provision for impairment was required.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133. FAS 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of statement 133. The effective date for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Golden Oval is reviewing FASB 161 but anticipates very little impact to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and Chief Financial Officer, Thomas A. Powell, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that there is a continuing deficiency in the Company’s disclosure controls and procedures as described in Part II, Item 9A “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.  During the first quarter, the Company secured additional personnel resources to assist with the consolidation and financial reporting process, which resulted in significant progress toward addressing the deficiency in our disclosure controls and procedures.  The Company continues, however, to evaluate other possible remedial actions to improve our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Except for the addition of personnel resources to address the deficiency in disclosure controls and procedures as described above, there have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 29, 2007, the Iowa Attorney General’s office filed suit against us requesting civil penalties and injunctive relief against further NPDES permit violations.  We have received extensions from the Iowa District Court for Winnebago County to submit our Answer to the suit, and during this time we have been negotiating the terms of a Consent Decree with the Iowa Attorney General’s office.  Currently, we have until April 30, 2008 to submit our Answer.  We expect the terms of the Consent Decree to include an obligation by us to make improvements to the Thompson wastewater treatment system to prevent further permit violations on an agreed-upon timeline, as well as the amount of a civil penalty.

Consistent with this expectation, we applied to IDNR for a permit for construction of permanent improvements to the Thompson wastewater treatment system.  We received the permit in February 2008, and we are in the process of preparing for construction of the improvements, which we anticipate will be completed in 2008.  In addition, operational changes have been made at the wastewater facility that have achieved significant improvement in compliance with the NPDES permit requirements.

At this time, the cost associated with the interim solution, permanent improvement to the wastewater treatment facility, compliance with the NPDES permit, and the amount of penalty or fine imposed by the Iowa Attorney General cannot be estimated, however they may be significant, both individually and in the aggregate.

On March 27, 2008, we received a subpoena from the U.S. Department of Justice, through the U.S. Attorney for the Eastern District of Pennsylvania, requesting documents for the period of January 1, 2002 through March 27, 2008 relating primarily to the pricing, marketing, and sales of our egg products. We intend to fully cooperate with the Department of Justice request. We cannot predict what, if any, impact this inquiry and any results from this inquiry could have on our current or future operations or results of operations.

Item 1A. Risk Factors

We are a party to an Amended and Restated Credit Agreement dated June 30, 2006, which has been amended by a First Amendment to the Amended and Restated Credit Agreement dated April 30, 2007, by a Second Amendment to the Amended and Restated Credit Agreement dated October 19, 2007 and an “Extension Agreement” dated December 13, 2007.  The Amended and Restated Credit Agreement as amended by the various amendments and the extension agreement is referred to herein as the “Amended Credit Agreement”.  On March 11, 2008, the Company, COBANK ACB (the “Administrative Agent”) and the banks and other financial institutions or entities, including COBANK ACB, which are parties to the Amended Credit Agreement entered into an “Extension and Amendment Agreement”.  Pursuant to the Extension and Amendment Agreement, the lenders granted the Company’s request for certain accommodations under the Amended Credit Agreement.

Pursuant to the Extension and Amendment Agreement, the “Termination Date” as it applies to the Company’s Revolving Loans under the Amended Credit Agreement is extended to July 31, 2008.  In addition, the due dates for principal payments with respect to the Company’s Tranche A and Tranche B Loans have been extended.  Those payments which were due on March 20, 2008, April 20, 2008, May 20, 2008, June 20, 2008 and July 20, 2008 are deferred until the Maturity Date of the applicable Tranche Loan.  Finally, the date for the Company to meet certain financial benchmarks and ratios pursuant to the Amended Credit Agreement was extended from March 1, 2008 to the Termination Date of July 31, 2008.  Commencing with the month of March, 2008, the Company is required to maintain a monthly minimum EBITDA of One Million Dollars ($1,000,000).  The Company must also escrow certain amounts each month to provide for the costs and expenses of associated with remedying certain regulatory violations at the Company’s facility in Thompson, Iowa.

Under the Extension and Amendment Agreement, the Company is obligated to explore strategic alternatives upon such terms and conditions and within such time frames as may be mutually agreed by the Company and the lenders under the Amended Credit Agreement.  The Company will seek alternatives that provide for the mutual benefit of the Company and its lenders.  The Company is required to regularly report to the lenders regarding the status of its efforts.

An Event of Default will occur under the Extension and Amendment Agreement if the Company fails to comply with any of the requirements of the Amended Credit Agreement or the Extension and Amendment Agreement.   In addition, the lender may declare an Event of Default upon three days written notice if the lenders reasonably believe that the Company will be unable to comply with any mutually agreed-upon arrangements regarding the Company’s strategic alternatives.

No assurance can be given that we will be able to identify or consummate a strategic alternative upon terms and conditions or within such time frames as may be mutually agreed to by us and the lenders.  Our efforts to identify or negotiate an acceptable strategic alternative may be hampered by economic conditions related to credit markets, egg markets, commodity markets, or the U.S.  economy, or our inability to successfully execute the Company’s plans.  If we do not consummate an acceptable strategic alternative or if we otherwise default upon our Amended Credit Agreement and the obligations there under were to become accelerated and due, we may be required to curtail significantly or stop our business activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.4

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Golden Oval Eggs, LLC dated as of February 15, 2008 (incorporated by reference to Exhibit 3.4 to Form 8-K (File No. 000-51096) filed with the Commission on February 20, 2008).

3.5

Certificate of Designation of Class A Convertible Preferred Units of Golden Oval Eggs, LLC effective as of February 15, 2008 (incorporated by reference to Exhibit 3.5 to Form 8-K (File No. 000-51096) filed with the Commission on February 20, 2008).

10.1

Amendment to Purchase Agreement dated February 15, 2008 by and among Moark, LLC, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L & W Egg Products, Inc., Norco Ranch, Inc., Moark Egg Corporation, Land O’Lakes, Inc., Golden Oval Eggs, LLC, and GOECA, LP (incorporated by reference to Exhibit 10.1to Form 8-K (File No. 000-51096) filed with the Commission on February 20, 2008).

10.2

Warrant dated February 15, 2008 to purchase 880,492 Class A Convertible Preferred Units of Golden Oval Eggs, LLC issued to Land O’Lakes, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 000-51096) filed with the Commission on February 20, 2008).

10.3

Extension Agreement dated December 13, 2007 to the to the Second Amendment to the Amended and Restated Credit Agreement effective as of October 19, 2007 by and between Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers, by Metropolitan Life Insurance Company, as a bank and lender, and by CoBank, ACB as a lender and administrative agent (filed herewith).

10.4

Extension and Amendment Agreement dated March 11, 2008 to the Second Amendment to the Amended and Restated Credit Agreement effective as of October 19, 2007 by and between Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers, by Metropolitan Life Insurance Company, as a bank and lender, and by CoBank, ACB as a lender and administrative agent (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

Date: April 14, 2007