Form 10-Q
period 2008-05-31
GOLDEN OVAL EGGS LLC
filed 2008-07-02
CIK 1271285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008;

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

As of May 31, 2008, there were 5,442,543 of the Company’s Class A Units issued and outstanding

TABLE OF CONTENTS

Golden Oval Eggs, LLC

Form 10-Q

May 31, 2008

PART I.     FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Balance Sheets

May 31, 2008 and August 31, 2007

(In Thousands)

(unaudited)

	May 31, 2008	August 31, 2007
Assets
Current assets
Cash and cash equivalents	$706	$—
Accounts receivable	16,029	18,502
Inventories	20,421	18,352
Restricted cash	1,449	783
Other current assets	1,252	1,047
Total current assets	39,857	38,684

Property, plant and equipment
Land and land improvements	11,649	11,649
Buildings	40,222	40,684
Leasehold improvements	922	896
Equipment	72,275	71,906
Construction in progress	44	173
	125,112	125,308
Accumulated depreciation	(65,120)	(57,103)
Total property, plant and equipment, net	59,992	68,205

Other assets
Investments	1,720	1,670
Intangible assets, net	14,336	18,826
Goodwill	22,858	22,858
Note receivable	297	135
Total other assets	39,211	43,489

Total assets	$139,060	$150,378

 See accompanying notes to consolidated condensed financial statements

	May 31, 2008	August 31, 2007
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$13,508	$11,884
Accounts payable	7,867	14,221
Accrued interest	788	2,988
Accrued compensation	2,606	1,824
Other current liabilities	3,254	2,595
Current maturities of long-term debt	9,522	9,522
Total current liabilities	37,545	43,034

Long-term debt, less current maturities	66,210	84,727

Members’ equity
Members’ equity	34,129	21,612
Non-controlling interest in consolidated entities	1,176	1,005
Total members’ equity	35,305	22,617
Total liabilities and members’ equity	$139,060	$150,378

See accompanying notes to consolidated condensed financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Operations

For the Periods Ended May 31, 2008 and 2007

(In Thousands, Except Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
Net sales	$56,649	$53,035	$165,187	$147,098

Cost of goods sold	47,427	47,025	148,494	134,001

Gross profit	9,222	6,010	16,693	13,097

Operating expenses	4,785	4,750	18,104	15,822

Income (loss) from operations	4,437	1,260	(1,411)	(2,725)

Other income (expense)
Interest expense	(1,901)	(2,513)	(7,110)	(7,477)
Non-controlling interest in income (loss) of consolidated entities	1	(22)	(103)	(84)
Other income	214	255	908	853
Forgiveness of debt	—	—	17,000	—
Total other income (expense)	(1,686)	(2,280)	10,695	(6,708)

Net income (loss)	$2,751	$(1,020)	$9,284	$(9,433)

Weighted average Members’ units outstanding	5,431	5,420	5,431	5,420

Net income (loss) per Members’ unit, basic	$0.51	$(0.19)	$1.71	$(1.74)

Net income per Members’ unit, diluted	0.44	(0.19)	1.61	$(1.74)

Distributions per unit	$—	$—	$—	$—

See accompanying notes to consolidated condensed financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Cash Flows
For the Periods Ended May 31, 2008 and 2007

(In Thousands)
(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$9,284	$(9,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	8,013	8,704
Amortization	1,327	1,424
Gain on sale of property, plant & equipment	2	2
Asset impairment	3,531	—
Gain on debt forgiveness	(17,000)	—
Stock vesting unit compensation for vesting awards	(9)	—
Changes in operating assets and liabilities
Accounts receivable	2,473	(3,625)
Inventories	(2,069)	(2,184)
Other current assets	(205)	565
Accounts payable	(6,354)	3,711
Accruals and other current liabilities	2,483	1,738
Minority interest	171	108
Net cash provided by operating activities	1,647	1,010

Cash flows from investing activities
Purchases of property, plant and equipment	(178)	(958)
Proceeds from sale of property, plant and equipment	8	5
Advance of note receivable	(162)	(59)
Purchases of investment in other cooperatives	(50)	(102)
Retirement of investment in other cooperatives	—	9
Net cash used by investing activities	(382)	(1,105)

Cash flows from financing activities
Net increase (decrease) in revolving line of credit	1,624	7,281
Payments of long-term debt	(1,517)	(6,359)
Decrease (increase) in restricted cash	(666)	(697)
Net cash provided (used) by financing activities	(559)	225

Net increase in cash and cash equivalents	706	130

Cash and cash equivalents - beginning of period	—	222

Cash and cash equivalents - end of period	$706	$352

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $161 and $129 during 2008 and 2007, respectively	$6,455	$7,682
Supplementary disclosures of non-cash transactions
Debt forgiveness	$17,000	$—
Warrant issued for 880,492 Class A Convertible Preferred Units. Warrant issued for accrued interest payable.	3,242	—
Members units issued to directors and officers (Note 5)	22	177

See accompanying notes to consolidated condensed financial statements.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Condensed Financial Statements

May 31, 2008 and August 31, 2007

(In Thousands Except Per Unit Data)

(unaudited)

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

2.             Basis of Presentation   The accompanying consolidated condensed balance sheet as of August 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at May 31, 2008 and for the three-month and nine month periods ended May 31, 2008 and 2007 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. The results of operations for the periods ended May 31, 2008 are not necessarily indicative of results to be expected for any other interim period or for the entire year.

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

	May 31, 2008	August 31, 2007

Hens and pullets	$13,182	$10,766
Eggs and egg products	4,227	4,046
Feed, supplies and other	3,012	3,540
Total inventories	$20,421	$18,352

4. Financing Agreements   Golden Oval Eggs, LLC, Midwest Investors of Iowa and GOECA, LP are parties to a Credit Agreement that was originally entered into on September 13, 2004, and subsequently amended.  With the last amendment effective March 11, 2008, the maturity date of $2,500 of a short term revolving note and all other revolving notes was extended from March 1, 2008 to July 31, 2008 and the commencement date of certain financial covenants was also extended to July 31, 2008.  We have historically financed our working capital needs through the Credit Agreement and, to the extent of our cash flow, from operations.  The Credit Agreement, as amended, requires the Company, among other things, to generate monthly EBITDA of at least $1,000 for the term of the Credit Agreement. Principal payments for Tranche A and Tranche B loans continue to be deferred until July 31, 2008.  To the extent that monthly EBITDA exceeds $1,000, up to $200 per month will be transferred into an interest bearing escrow account to provide funds for the upgrade of the Thompson, Iowa wastewater facility. As has been reported in previous filings and disclosed in the Risk Factors discussion of the Company’s report on Form 10-K for the fiscal year ended August 31, 2007, the Company is continuing to seek alternative sources of capital to strengthen its balance sheet.  The Company was in compliance with all covenants under the Credit Agreement for each month in the quarter ended May 31, 2008 and as of May 31, 2008.

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

The subordinated note to Land O’Lakes of $17,000 was treated as debt forgiveness and was classified as income in the other income (expense) section of the Statement of Operations.  In exchange for the accrued interest of $3,242 on the $17,000 note that was forgiven, the Company issued Land O’Lakes a Warrant valued at $3,242.

5. Stock Based Compensation   The Company has bonus and compensation plans in place for management.  Under these agreements management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for management bonuses during the year based upon the estimated amount that will be earned by year end.  Upon approval by the Board of Managers, the bonuses are paid to management.  The number of units to be issued is based upon the higher of the book or market value of the Class A Units at the time the bonus is awarded.  For the three months ended May 31, 2007 and May 31, 2008, no Class A Units were issued to management.

The Class A Units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.  In the event that termination of the employee occurs, the Company will record any forfeiture of units as a reduction to compensation expense in the period in which the forfeiture occurs.  There were no forfeitures for the three months ended May 31, 2008 nor for the quarter ended May 31, 2007.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the last three recorded trade prices prior to the issuance of the members’ units. The unit value was calculated at $1.87 per unit and 11,666 units were issued on May 29, 2008 for a total expense of $21,815.

6. Earnings per Unit   Basic net income (loss) per unit was calculated by dividing net income (loss) by the weighted average number of Class A common units outstanding during the period. Diluted net income (loss) per unit was calculated by dividing net income (loss) by the weighted average number of Class A common units outstanding during the period plus the dilutive effects of the Warrant. Convertible Class A Preferred units representing 340,628 units were included in the calculation of diluted net income per members’ unit.

	May 31, 2008	May 31, 2007
Numerator
Net income (loss)	$9,284	$(9,433)
Denominator
Weighted average units outstanding	5,431	5,420

Diluted weighted average units outstanding	5,772	5,420

Basic profit (loss) per unit	$1.71	$(1.74)

Diluted profit (loss) per unit	$1.61	$(1.74)

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

9. Legal Proceedings   The Attorney General of Iowa has filed suit in relation to the Thompson, Iowa wastewater facility.  Please refer to Item 1. Legal Proceedings under Part II. of this filing for a more detailed description of this and other legal matters

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following is a discussion and analysis of our financial condition and results of operations as of and for the three month and nine months periods ended May 31, 2008 and 2007. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended August 31, 2007.

Summary

Golden Oval Eggs, LLC is a Delaware limited liability company primarily engaged in the business of producing, processing, marketing and distributing egg products. The Company operates seven production and/or distribution facilities in the United States.  It maintains its headquarters in Renville, Minnesota and a sales office in Plymouth, Minnesota.

The Company produces a wide range of egg products, from unpasteurized liquid eggs, further processed egg products for other food manufacturers, and finished goods for sale to retailers and food service customers.  Products are sold to other food manufacturers, restaurants, supermarkets and foodservice distributors.

The Company produces approximately two-thirds of its annual needs from eggs produced at layer barns at the Company’s Renville, Minnesota and Thompson, Iowa facilities.  The remainder is satisfied from purchases of eggs or liquid product under a variety of pricing arrangements with third parties.

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

The Company’s cost of production is materially affected by feed, purchased egg and liquid egg costs, which averaged approximately 50% of the Company’s total production costs in the third quarter of fiscal 2008.

Results of Operations

Results of Operations — Third Quarter Fiscal Year 2008 Compared to Third Quarter Fiscal Year 2007

 Net Sales Net sales for the third quarter of fiscal 2008 were $56.6 million, an increase of $3.6 million, or 6.8% over the third quarter in the prior fiscal year. Pounds sold in the third quarter were 66.5 million, a decrease of 27.5 million, or 41.4%, less than the same period year ago.  The decrease is due to a significant reduction of the Millersburg, Ohio facility egg supply (15.9 million pounds) which resulted in an impairment charge in the fiscal year ended August 31, 2007.  Additional causes of the decline include a decrease in pounds available to sell from production at the Renville and Thompson facilities as a result of reductions in flock sizes associated with an increase in the amount of space allotted to each bird in compliance with animal care guidelines promulgated by industry groups (2.0 million pounds), and a decrease in pounds available to sell as a result of us exiting certain low margin businesses (9.6 million pounds).  The average selling price per pound sold increased from $0.541 to $0.779, an increase of $0.238, or 44.0%, as a result of higher selling prices executed in an environment of sharply increased liquid egg markets.

Cost of goods sold. Cost of goods sold for the third quarter of fiscal 2008 was $47.4 million, an increase of $0.4 million, or 0.9%, as compared to the third quarter of fiscal 2007.  The increase is primarily a result of increases in the cost of feed, purchased eggs and purchased liquid eggs exceeding the reduction in purchased pounds needed for production.

Operating expenses. Operating expenses for the third quarter of fiscal 2008 were $4.8 million, an increase of $.04 million, or .7%, as compared to the third quarter of fiscal 2007. The slight increase was due to increased discretionary spending.

Total other income(expense). Total other income(expense) for the third quarter of fiscal 2008 was $(1.7) million, an improvement of $.6 million from the prior year period. Interest expense decreased $0.6 million primarily as a result of the elimination of interest on the $17.0 million subordinated debt that was forgiven in the second quarter of fiscal 2008.

Income Taxes.   As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes. Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income or loss as an item of income for the purposes of their own federal income tax returns.

Net Income(Loss).  Operations for the third quarter ended May 31, 2008 resulted in a profit of $2.8 million, or a profit of $.51 per basic members’ unit and $.44 per diluted members’ unit, as compared to a loss of $(1.0) million, or $(0.19) per basic and diluted members’ unit for the quarter ended May 31, 2007.

The Company’s financial performance in the current quarter may not be indicative of future quarters due to seasonal factors and volatility in both selling prices and cost of materials purchased, as well as industry factors in an intensely competitive industry.

Results of Operations — Nine Months ended May 31, 2008 Compared to Nine Months ended May 31, 2007

Net Sales.  Net sales for the first nine months of fiscal 2007 were $165.2 million, an increase of $18.1 million, or 12.3% over the first nine months of the prior fiscal year. The average selling price per pound increased from $0.478 to $0.729, an increase of $0.251, or 52.5% over the prior year same period. Total pounds shipped to customers for the first nine months of fiscal 2008 were 214.8 million, a decrease of 77.8 million pounds or 26.6%. The increase in average selling price was enough to offset the sales pounds decrease caused by the reduction in supply from the Millersburg facility (47.7 million pounds), compliance with animal care guidelines promulgated by industry groups (6 million pounds), and a decrease in pounds available to sell as a result of us exiting certain low margin business lines and the seasonality of the business (24.1 million pounds).

Cost of Goods Sold.  Cost of goods sold for the first three quarters of fiscal 2008 was $148.5 million, an increase of $14.5 million or 10.8% of the figure for same period of fiscal 2007 and less than the percentage increase in sales dollars, resulting in an increase of $3.6 million in gross profit. Significant unfavorable cost pressures were experienced in the period.  Feed prices have risen substantially, driven by higher corn and soybean meal costs, resulting in $7.6 million of additional feed expense at the Renville and Thompson facilities.  The cost of purchased liquid and eggs increased by $11.0 million, or 21.9%, driven by the same pricing environment reflected in the increase in selling prices.  Improvements in operations resulted in reductions in direct and indirect operating costs of $4.1 million.

Operating Expenses. Operating expenses for the first three quarters of fiscal 2008 were $18.1 million, an increase of $2.3 million, or 14.4%, from the same period of fiscal 2007. The increase is primarily due to impairment of the Land O’ Lakes trademark of $3.2 million recorded in the second quarter of the current fiscal year with additional impairment expense and reserves relating to the termination of the Land O’ Lakes license and withdrawal from certain unprofitable market segments of $.5 million.   Other operating expenses, primarily marketing, were reduced by $1.4 million.

Total Other Income (Expense). Total other income increased from $(6.7) million to $10.7 million, an increase of $17.4 million for the period.  The increase is due almost exclusively to the forgiveness of the $17.0 subordinated note.  Interest expense decreased $0.4 million, primarily reflecting the elimination of interest on the forgiven note for the fiscal third quarter.

Income Taxes. As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes.  Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income (loss).  Net income for the nine months ended May 31, 2008 resulted in a profit of $9.3 million, or $1.71 per weighted average units and diluted members’ unit of $1.61, as compared to a loss of $(9.4) million, or $(1.74)  per members’ unit weighted average and diluted unit for the same period a year ago.

Liquidity and Capital Resources

The Company’s working capital at May 31, 2008 was $2.3 million compared to $(4.3) million at August 31, 2007.   The Company’s current ratio was 1.06 at May 31, 2008 compared to 0.90 at August 31, 2007. On March 11, 2008, the Company entered into an Extension and Amendment Agreement with its lenders that extended the termination date of all revolving loans from March 1, 2008 to July 31, 2008.  Additionally, the principal payments for the Tranche A and Tranche B term loans were deferred for the months of March, April, May, June and July of 2008 until the maturity date of the applicable loan.  The Company is current on all interest and principal payments as required for the quarter ending May 31, 2008 and complied with its minimum monthly EBITDA requirement for all three months of the third quarter of fiscal 2008. The amended and restated credit agreement provides for a $95.5 line of credit, consisting of a $15.0 million revolving note that terminates on March 1, 2008, a short term revolving note of $2.5 million that also terminates on March 1, 2008 and $78.0 million in term notes with principal repayment schedules resulting in retirement beginning in 2014.  Certain financial benchmarks and ratios contained in the credit agreements have had their effective dates extended until July 31, 2008.  In the interim period, the Company must produce a minimum EBITDA of $1.0 million per month.  To the extent that EBITDA exceeds $1.0 million in any month, up to $0.2 million is to be placed in an interest bearing escrow account to be used for the Thompson wastewater project.  The Company has agreed to explore strategic alternatives on terms, conditions and time frames mutually agreed between the Company and its lenders.

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

The Company’s long-term debt at May 31, 2008, including current maturities, was $75.7 million compared to $94.2 million at August 31, 2007. As of May 31, 2008, $13.5 million has been drawn against the $17.5 revolving line of credit including the $2.5 million short term revolving note, compared to $11.9 million as of August 31, 2007. Substantially all trade receivables and inventories collateralize the Company’s line of credit and property, plant and equipment collateralize the Company’s long-term debt under its credit agreement.

With respect the improvements that will be required to the Thompson, Iowa wastewater system (see Part II, Item 1 “Legal Proceedings”), the Company is currently securing bids to establish the cost of these improvements.

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

Net cash flow from operations was $1.6 million for the first three quarters of fiscal 2008 compared to $1.0 million in the first three quarters of fiscal 2007. Principal payments on long-term debt were $1.5 million and additions to fixed assets were $0.2 million.  There were no distributions to unit holders during the first two quarters of fiscal 2008.  An additional $0.6 million was added to restricted cash to provide for the principal and interest payments on the 1999 and 2001 bonds due in July 2008.

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

Tangible Assets

We continually evaluate the carrying value of our tangible assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this reevaluation, if impairment indicators are present, we estimate the future cash flows expected to result from the use of this asset and its eventual disposal. During the third quarter of fiscal year 2008, no triggering events were identified that would have resulted in the carrying value of any asset to be deemed unrecoverable. As a result, no impairment tested was initiated.

 Recorded impairment of tangible assets for the nine months ending May 31, 2008 is $.5 million.

Intangible Assets

As a result of the MoArk Acquisition that was completed June 30, 2006, we acquired intangible assets consisting of licenses to use certain brand names and trademarks, licenses of certain product technology and certain patents and patent applications.  We have recorded the excess of consideration paid over assets acquired.  Financial Accounting Standard No. 141 “Business Combinations” dictates that values be assigned to certain intangible assets.  We have accordingly made estimates of the values to be carried on our books for intangible assets acquired, including registered and unregistered trade names and trademarks, licensing agreements, and patents and patent applications.  The values of these assets are determined by forecasting future cash flows and assessing the risk of achieving the forecast.  Those intangible assets with finite lives will be amortized over a period matching the life of the underlying intellectual property, for example, the term of the license agreement or the remaining life of the patent. With the termination of the retail test market and the cancelling of Land O’Lakes licensing agreements (Form 8K filed 2/20/2008), impairment was recognized for the intangible Land O’Lakes license agreement of $3.2 million. This was recorded in the operations section of the Statement of Operations. For the third quarter ending May 31, 2008, no triggering events were identified that would have resulted in the carrying value of any intangible asset to be deemed unrecoverable. As a result, no impairment testing was initiated.

Those intangibles with indefinite lives have been recorded as goodwill, and will not be amortized over a fixed time period.  Rather, they will be tested for impairment when impairment indicators are deemed present.  As of February 29, 2008 we tested for impairment under the provisions of SFAS No. 142. The results of the impairment test indicated that the fair value of the single entity reporting unit exceeded the carrying value of the reporting unit. As a result, no provision for impairment was required for the first two quarters of fiscal 2008. No impairment testing was done in the third quarter ending May 31, 2008 due to no triggering events being present.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of FAS 160 is for fiscal years beginning on or after December 15, 2008. Golden Oval is reviewing FAS 160  to determine what impact it may have to the consolidated financial statements.

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

The FASB issued two new statements in May 2008, FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles and FASB Statements No. 163, Accounting for Financial Guaranty Insurance Contract, an interpretation of FASB 60. FASB 162 identifies sources of accounting principles and establishes a hierarchy of accounting principles to be used in preparation of financial statements in conformity with GAAP for non governmental entities. FASB 162 is effective 60 days following SEC approval of Public Company Accounting Oversight Board (PCAOB) amendments to AU section 411. The Company does not anticipate any impact with the enactment of FASB 162. FASB 163 clarifies the recognition and measurement of claim liabilities in an insured financial obligation by insurance enterprises. FASB 163 is not applicable to the Company.

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

On March 29, 2007, the Iowa Attorney General’s office filed suit against us requesting civil penalties for and injunctive relief against alleged NPDES permit violations for exceeding discharge limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen.

We have been negotiating the terms of a Consent Decree with the Iowa Attorney General’s office.  We expect the terms of the Consent Decree to enjoin us from further violations, include an obligation by us to make improvements to the Thompson wastewater treatment system to prevent further permit violations on an agreed-upon timeline, and make payment of a $200,000 civil penalty.

In February 2008, we received from IDNR a permit for construction of permanent improvements to the Thompson wastewater treatment system, and we are in the process of preparing for construction of the improvements, which we anticipate will be completed no later than April 30, 2009.  In addition, operational changes have been made at the wastewater facility that have achieved significant improvement in compliance with the NPDES permit requirements.

At this time, the cost associated with the permanent improvement to the wastewater treatment facility is estimated to be approximately $2.5 million. The Company is securing bids to determine final costs for the project.

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

Date: July 1, 2008