Form 10-K
period 2008-08-31
GOLDEN OVAL EGGS LLC
filed 2008-12-23
CIK 1271285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number:  000-51096

Golden Oval Eggs, LLC

(Exact name of registrant as specified in its charter)

Minnesota	20-0422519
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 Park Avenue East, P.O. Box 615

Renville, MN  56284

(Address of principal executive offices)

(320) 329-8182

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Class A Units

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

Golden Oval Eggs, LLC is a limited liability company whose common equity, consisting of its Class A units, is subject to significant restrictions on transfer under its Limited Liability Company Agreement.  No public market for voting and non-voting common equity of Golden Oval Eggs, LLC is established and it is unlikely in the foreseeable future that a public market for its voting and non-voting common equity will develop.

As of December 22, 2008, there were outstanding 5,500,353 Class A Units.

DOCUMENTS INCORPORATED BY REFERENCE:

Pursuant to General Instruction G (3), the Company omits Part III, Items 10, 11, 12, 13, and 14 and incorporates such items by reference to an amendment to this Annual Report on Form 10-K to be filed within 120 days after August 31, 2008 or to a definitive proxy statement to be filed within 120 days after August 31, 2008 with the Securities and Exchange Commission.

PART I

Item 1.            Business.

Introduction

Golden Oval Eggs, LLC, a Delaware limited liability company, is an egg production and processing company based in Renville, Minnesota.  Our production output consists of liquid whole egg, liquid egg white and liquid egg yolk, and further processed, value added egg products. Our unpasteurized liquid egg products are sold on a direct basis to companies who further process the unpasteurized liquid egg into various finished egg products including dried eggs, frozen, hard cooked, extended shelf-life liquid, pre-cooked egg patties, and specialty egg products.  Institutional, food service, restaurants, and food manufacturers in turn purchase these further processed products.  On June 30, 2006, we completed the acquisition of certain egg processing assets of MoArk, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and MoArk Egg Corporation (the “MoArk Acquisition”).  MoArk, LLC is a subsidiary of Land O’Lakes, Inc.  As a result of the MoArk Acquisition, we are able to further process the raw liquid egg into various finished egg products and through this additional product line, sell products to retail, foodservice and institutional markets.  The product lines acquired through the MoArk Acquisition have more than doubled our revenues.

Our revenues, which were primarily derived from the production and sale of egg products, were $218.0 million during fiscal 2008 (ending August 31, 2008), $198.3 million during fiscal 2007 (ending August 31, 2007), and $93.6 million during fiscal 2006 (ending August 31, 2006).

On December 15, 2008, we entered into a Purchase and Sale Agreement (the “purchase agreement”) to sell substantially all of our business assets to Rembrandt Enterprises, Inc. (“Rembrandt”).  Rembrandt is an egg producer and processor with facilities in Rembrandt, Iowa and other Midwestern locations.  The aggregate consideration we will receive for our assets in the proposed transaction is approximately $123.75 million in cash (subject to adjustment to reflect our working capital at closing and certain other potential adjustments specified in the purchase agreement) and the assumption of certain specified liabilities by Rembrandt.  The proposed transaction is subject to customary closing conditions, including the receipt of applicable regulatory approvals and the approval of our members.  Upon completion of the necessary regulatory approvals and procedures for distribution of a proxy, we will send our members a proxy statement asking for their vote to approve the proposed transaction.  The transaction has been unanimously approved by our Board of Managers and by the governing board of Rembrandt.  Additional information regarding the proposed transaction is included in Item 9B of this report.

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

In fiscal year 2008, there was one customer who represented more than 10% of our total revenues for fiscal year 2008.  That customer was Michael Foods, which represented 18% of our total revenues.  While most of our sales are made in the United States, some of our sales are outside of the United States, primarily to customers in Canada.  In fiscal 2008, non-U.S. sales totaled approximately $727,000, with sales in 2006 and 2007 approximately $3,532,000 and $1,788,000, respectively.  The Canadian shipments are to a facility owned by a significant United States customer and fluctuate based on orders as placed by that customer.

Egg Industry and Markets

According to the U.S. Department of Agriculture (“USDA”), in 2007, the average number of egg-type laying hens in the United States was 288 million.  Average flock size as of September 2008 was 278 million layers; down from 282 million in the prior year.

In the United States there were 211.1 million cases (estimated) of shell eggs produced in 2007.  Of these 211.1 million cases:

•                  66.0 million cases (31%) were further processed (for foodservice, manufacturing, retail & export);

•                  124.6 million cases (59%) went to retail;

•                  19.0 million cases (9%) went for foodservice use; and

•                  1.5 million cases (0.7%) were exported.

We participate in the market encompassing the 66.0 million cases, or approximately 2.6 billion pounds of liquid egg, that are further processed into various types of egg product.

Competition

We compete with a number of egg production and processing companies in the United States for customers for shell eggs for processing, unpasteurized liquid egg for further processing, and for customers for further processed egg product.  Our primary competitors include Michael Foods, Cargill Kitchen Solutions (formerly Sunny Fresh Foods), Sonstegard Foods, ConAgra Foods, Sparboe Foods, Crystal Lake, LLC, Wabash Valley Produce, American Egg Products, Deb El Foods, Echo Lake Produce, and Rose Acre Farms.  We also compete with some of our customers who purchase our unpasteurized liquid egg and who further process unpasteurized liquid egg into other egg products.

At August 31, 2008, we had flocks of 6.3 million layers and at August 31, 2007, we had flocks of 6.2 million layers.  According to Egg Industry Magazine, there were 65 companies in the United States with at least 1 million laying hens as of December 31, 2007.  Egg Industry Magazine ranked us as the 9th largest producer nationally as of December 31, 2007 by layers.

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

The facilities acquired in the MoArk Acquisition do not produce eggs, but procure shell eggs and liquid eggs from other suppliers.  The acquired facilities rely upon liquid egg production from our internal facilities for a portion of their supply of raw liquid egg.  These plants generally have egg breaking and pasteurizing capabilities, in addition to a wide range of production platforms for further processed products, as well as refrigerated and frozen storage.

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

Environmental Matters

We are subject to several federal, state and local environmental regulations. The federal environmental regulations with which we must comply were promulgated by the U.S. Environmental Protection Agency (the “EPA”) pursuant to the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response Compensation, and Liability Act, and the Emergency Planning and Community Right to Know Act.  The EPA has delegated permitting and most enforcement authority under each of these acts to the states in which we have facilities. Thus, we are primarily required to comply with the provisions of regulations promulgated by the various state environmental agencies pursuant to these federal acts.

In an effort to ensure that we do not experience any issues related to certain federal enforcement actions, in July 2005 we agreed to participate in a national program established by the EPA under which we entered into a Consent Agreement and Final Order with the EPA under which the EPA released us from potential federal enforcement actions under the Clean Air Act, the hazardous substance release notification provisions of the Comprehensive Environmental Response, Compensation and Liability Act, and the emergency notification provisions of the Emergency Planning and Community Right-to-Know Act.  In return, we agreed to be potentially selected as one of several egg production farms that would receive on-site monitoring to determine potential air emissions from poultry barns.  However, we subsequently were not selected for on-site monitoring.  Under the Consent Agreement, we also agreed to comply with new regulations likely to be promulgated by the EPA at the end of the air monitoring study period later in this decade.

Except for the Consent Order with the Iowa Attorney General regarding alleged violations at the wastewater treatment facility at our Thompson, Iowa facility discussed under “Legal Proceedings,” we believe that we are currently in material compliance with applicable environmental laws and regulations and have all necessary material permits for existing operations. We maintain an on-going program designed to ensure compliance with environmental laws and regulations. Any future changes in environmental laws or regulations might increase the cost of operating our facilities and conducting our business. Any such changes could have material adverse consequences on our business and results of operations.

Intellectual Property Rights

As a result of the MoArk Acquisition, we acquired certain intellectual property assets, including an exclusive, royalty bearing license from Land O’ Lakes, Inc. for certain egg products, a half interest in a patent to produce a value added product for use in the industrial market, a trademark for an extended shelf life product, and several registered and unregistered trademarks and trade names, as well as other patents and patent applications. The royalty bearing license agreement with Land O’ Lakes was terminated June 1, 2008.

Research and Development

In connection with the MoArk Acquisition, on July 1, 2006, we entered into an agreement with RTECH Laboratories, a business unit of Land O’ Lakes, Inc., for research and development services for products covered by a license agreement and for unlicensed products. The agreement with RTECH Laboratories expires December 31, 2008.  We had no material expenditures for fiscal years 2008, 2007 or 2006 in research and development.

Employees

As of August 31, 2008, we had approximately 509 full-time employees.  None of our employees are covered by collective bargaining agreements.  We consider our relationships with employees to be good.

Available Information

Our website address is www.goldenovaleggs.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents.  We make available, free of charge, these reports and other documents filed with or furnished to the SEC as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

Item 1A.         Risk Factors.

The Company is currently subject to a variety of risks to its business, operations and financial status.  Those risks can be grouped into the general categories of risks related to the proposed transaction with Rembrandt and risks associated with the operation of the Company’s business.  The risks associated with the proposed transaction will impact the Company until the proposed transaction is either completed or terminated.  The risks associated with the operation of the Company’s business will impact the Company until the proposed transaction is completed and will also be applicable to the Company if the proposed transaction is not completed.

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

Risks Related to the Proposed Transaction with Rembrandt

The Company and Rembrandt  may be unable to obtain the regulatory approvals required to complete the proposed transaction or, in order to do so, Rembrandt may be required to comply with material restrictions or conditions, which it may be unable or unwilling to do.

The proposed transaction is subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the rules and regulations promulgated thereunder, which provide that some acquisition transactions may not be completed until required information has been furnished to the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice and until a statutory waiting period has been terminated or has expired.  The Company and Rembrandt intend to file the required HSR Act notifications with the Antitrust Division and the FTC as soon as practicable following execution of the Purchase and Sale Agreement with Rembrandt, and may request early termination of the HSR Act waiting period. There can be no assurance that such early termination will be granted and, even if granted, the termination of the HSR Act waiting period does not preclude the Antitrust Division, the FTC or others from challenging the proposed transaction on antitrust grounds and seeking to preliminarily or permanently enjoin the proposed transaction or challenge the completed transaction. Neither the Company nor Rembrandt believe that the transaction will violate federal antitrust laws, but there can be no guarantee that the Antitrust Division or the FTC will not take a different position.

The Company’s business will be adversely affected if the proposed transaction is not completed.

Completion of the proposed transaction is subject to several closing conditions, including obtaining the requisite Company member approval, and the Company may be unable to obtain such approval or fulfill the other closing conditions on a timely basis or at all.  While the Company’s future operations may be negatively impacted  to the extent that potential customers and suppliers are uncertain about its future direction, the Company’s future financial status and future operational activities may also be adversely affected if the proposed transaction is not completed.

As described in the Liquidity and Capital Resources subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has obtained a series of extensions and amendments to its credit arrangements with its lenders.  As a condition to the various extensions of the Company’s debt, the Company’s lenders have required that the Company consider and pursue a strategic transaction, such as a sale of all or substantially all of the Company’s assets, in order to allow complete repayment of the Company’s lenders.  The Company’s plan, if the proposed transaction is completed, is to first use the proceeds of the transaction to repay the Company’s lenders in full.  From the amounts remaining after repayment of the Company’s lenders, the Company’s Board of Managers will establish amounts to be retained to cover our post-transaction expenses and any remaining contingent liabilities.  In that scenario, the Company would make an initial distribution of the remaining amounts to its unit holders and, if the retained amounts are not used in their entirety, would make a subsequent distribution to its unit holders of the remainder of such retained amounts.  If the proposed transaction is not completed, the Company does not believe that its lenders will provide further extensions of the Company’s credit arrangements.  As a result, if the proposed transaction is not completed, the Company’s lenders could declare the Company to be in default under its credit arrangements if the Company could not obtain refinancing or complete some other strategic transaction in order to provide full repayment to its lenders on a timely basis.  In addition, the Company will become subject to higher interest rates and costs associated with its debt arrangements if the proposed transaction is not completed.

If the proposed transaction is not completed, but the Company is able to obtain future extensions from its lenders or repay those lenders from a refinancing or alternative strategic transaction, the Company’s business would still be adversely impacted.  The Company will be required to pay significant costs incurred in connection with the proposed transaction, including legal and accounting fees, whether or not the proposed transaction is completed.  In addition, the Company will incur the fees and expenses associated with the fairness opinion by KeyBanc Capital that will be described in the proxy statement to be distributed to the Company’s members.

Certain of the officers, managers and directors of the Company have interests and arrangements that could affect their decision to support or approve the proposed transaction.

The Company’s Board of  Managers and members of the management team were involved in and directed the negotiation of the proposed transaction agreement with Rembrandt, approved the purchase agreement and, in the Company’s proxy statement that will  be distributed to the Company’s members in connection with the members’  vote on the proposed transaction, may recommend that the members approve and adopt the Purchase and Sale Agreement and the proposed transactions contemplated by that agreement.  Cerrtain of the officers and managers of the Company have interests in the proposed transaction and related transactions that are different from, or in addition to, the interests of the Company’s members.  Such interests include the following:

•

Following the proposed transaction, the Company’s managers and executive officers will have rights to receive indemnification for certain liabilities incurred prior to the closing of the proposed transaction; and

•	Certain members of the Company’s management team may be offered continued employment with Rembrandt after the closing of the proposed transaction;

A description of these and other interests of the Company’s managers, directors and executive officers in the proposed transaction will be contained in the proxy statement to be distributed in connection with the proposed transaction.

The Company’s members have no dissenters’ rights of appraisal.

The Company’s members are not entitled to dissent to the proposed transaction and assert appraisal rights under the Company’s Amended and Restated Limited Liability Company Agreement or under applicable Delaware law.  Accordingly, the Company’s members do not have the right to seek a judicial determination of the fair value of their limited liability company units.

The purchase agreement limits the Company’s ability to pursue alternatives to the proposed transaction.

The purchase agreement contains terms and conditions that make it more difficult for the Company to sell its business to a party other than Rembrandt. These “no shop” provisions impose restrictions on the Company that, subject to certain exceptions, limit the Company’s ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of the Company.

If the Company’s members approve the proposed transaction, Rembrandt and the Company may waive one or more conditions to the proposed transaction without the Company having to obtain further member approval.

Each of the conditions to Rembrandt and the Company’s obligations to complete the proposed transaction may be waived, in whole or in part, to the extent permitted by applicable law, by agreement of Rembrandt and the Company  if the condition is a condition to both parties’ obligation to complete the proposed transaction, or by the party for which such condition is a condition of its obligation to complete the proposed transaction. If the Company’s members approve the proposed transaction at the special meeting and either Rembrandt or the Company subsequently waive a condition to closing contained in the Purchase and Sale Agreement, the Company’s board of directors will evaluate the materiality of any such waiver to determine whether member approval of the amendment is necessary.  In the event the Company’s board of directors determines any such waiver is not significant enough to require resolicitation of members, it will have the discretion to complete the proposed transaction without seeking further member approval.

The proposed transaction will be taxable to the Company’s Unitholders.

If the transaction closes, the Company will receive approximately $123,750,000 for the assets of the Company being sold.  That amount will, in turn, be allocated to the various assets (or classes of assets) of the Company being sold.  The Company will recognize gain (or loss) on the sale of those various assets, measured by the difference between: (1) the amount of the aggregate purchase price allocated to each asset (or class of assets); and (2) the Company’s adjusted tax basis in that asset (or class of assets).  Amounts allocated to an asset in excess of its basis will be treated as a gain, while amounts allocated to an asset that is less than its basis will be treated as a loss.  Certain gains and losses (particularly from the sale of the Company’s inventory, accounts receivable and recapture of depreciation deductions previously claimed) will be treated as ordinary income or loss, while the remaining gains and losses will be treated as capital gains and losses.  Gains and losses treated as ordinary income or loss will then be aggregated, as will capital gains and losses.

Unitholders will be required to separately report on their federal income tax return their allocable share of the aggregated ordinary income (or loss) and the aggregated capital gain (or loss) from the transaction, as so calculated.   Such amounts will be reportable by each unit holder for the tax year in which the transaction closes.

In previous tax years, the Company has incurred operating losses that, because of the “passive loss rules” (Internal Revenue Code Section 469), have been deferred. The Company expects that these deferred passive losses will be available to reduce the amount of income otherwise allocable to and reportable by Unitholders from the transaction, whether or not the Company is liquidated in the same tax year in which the transaction occurs.

Under applicable tax regulations, the adjusted basis of your interest in the Company generally is increased by your allocable share of the Company’s taxable income and decreased by your allocable share of the Company’s taxable loss.  Allocations of taxable income and loss generally are made on the last day of the Company’s taxable year.  Therefore, gain (or loss) from the transaction will increase (or decrease) your basis in the Company as of the last day of the tax year in which the transaction closes.

Unless the Company liquidates, cash distributions from the Company to you generally are not taxable for federal income tax purposes except to the extent that the amount of cash distributed exceeds the adjusted tax basis of your interest in the Company immediately before the distribution.  Applicable regulations provide that advances of money against your distributive share of income are treated as if made on the last day of the Company’s taxable year.  Therefore, if the Company does not liquidate in the same year in which the transaction closes, cash distributions to you of sale proceeds will generally not be taxable except to the extent they exceed the basis of your interest in the Company (as adjusted because of the transaction).  Any such cash distributions will, however, reduce the basis of your interest in the Company.

If and when the Company liquidates, in general you will be treated as if you disposed of your interest in the Company in a sale or exchange.  Assuming that you have held your interest in the Company for more than one year, you will be treated as having incurred a long-term capital gain (or loss) measured by the difference between: (1) the adjusted basis of your interest in the Company (as adjusted because of the transaction); and (2) the amount you receive from the Company on its liquidation.  You will be required to report that gain (or loss) for the tax year in which the liquidation of the Company occurs.

It is possible that a Unitholder could be allocated both a capital gain from the transaction and a capital loss as a result of the liquidation of the Company.  This could occur, for example, if the Company sells certain assets for amounts that exceed the Company’s adjusted basis in those assets.  The gain recognized by the Company would increase the adjusted basis of your interest in the Company.  If the Company then distributed to you in liquidation an amount that was less than that adjusted basis, you would recognize a capital loss.  If both the transaction and the liquidation of the Company occur in the same year, the capital loss from the liquidation would reduce the capital gain from the transaction and you would pay tax only on the difference.  If, however, the liquidation occurs in a year later than the year in which the transaction closes, you may be required to recognize and pay tax on the capital gain allocated to you on account of the transaction without any reduction for capital losses.  Those capital losses, if any, would be available to be claimed by you in the year in which the Company finally liquidated subject, however, to limitations in the Code on your ability to deduct more than $3,000 in capital losses in any year in excess of any capital gains for that year.

Risks Related to Our Business Activities

We must refinance our existing credit arrangements or obtain some other source of financing for repayment of our lenders and to provide access to sufficient working capital for our business.

We have historically relied on cash generated from our operations to make payments on our debt, primarily consisting of our indebtedness under the Credit Agreement, and to partly fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures and other general corporate requirements.  We have historically obtained most of our working capital from our credit arrangements with our lenders.  As described in the Liquidity and Capital Resources subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has obtained a series of extensions and amendments to its credit arrangements with its lenders.  As a condition to the various extensions of the Company’s debt, the Company’s lenders have required that the Company consider and pursue a strategic transaction, such as a sale of all or substantially all of the Company’s assets, in order to allow complete repayment of the Company’s lenders.

If the proposed transaction with Rembrandt is not completed, we must either complete an alternative strategic transaction in order to repay our lenders in full, obtain a refinancing of the credit arrangements in order to continue our business activities as currently constituted or obtain additional funds from the sale of equity interests in Golden Oval.  During fiscal years 2008 and 2007, we unsuccessfully sought additional financing to refinance our current credit arrangements.

No assurance can be given that any alternative strategic transaction will be on terms and conditions desirable or acceptable to us or our members.  No assurance can be given that resources for the repayment of our lenders or additional working capital will be obtained from a refinancing or sale of equity interests in an amount that is sufficient for our needs, in a timely manner or on terms and conditions desirable or acceptable to us or our members.  Our efforts to raise additional funds by incurring additional indebtedness may be hampered by the fact that we already have significant outstanding indebtedness and all of our assets are pledged to our lenders to secure our obligations under our current credit arrangements. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  Our efforts to raise additional funds from the sale of equity may be hampered by the fact that our securities are illiquid and are subject to restrictions on transfer.  Sales of equity securities could also result in additional substantial dilution to the current holders of our Class A Units.

Even if we are successful in obtaining the resources necessary to refinance our current credit arrangements and to meet our short-term working capital needs, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that we will generate cash flow from operations sufficient to fund our business needs in the future.  We also cannot assure you that we will be able to correspondingly reduce our need for capital with any declines in our income from operations, whether through implementing cost savings and operating improvements, or that we will increase net sales growth to a level sufficient to support our business, if at all.

Market prices of wholesale liquid eggs and the further processed egg products we produce are volatile and changes in these prices can adversely impact our results of operations.

Our operating results are significantly affected by wholesale liquid egg market prices, which fluctuate widely and are outside of our control. Small increases in production or small decreases in demand can have a large adverse effect on the price to our customers of our liquid egg products.  Over the last several years, egg prices and demand for liquid egg have both increased and decreased, due to a variety of factors such as decrease in production of eggs due to facilities closures, the outbreak of poultry disease, and consumer preference for high protein/low carbohydrate diets.  Even though increases in production or decreases in may result in disproportionate adverse impact on liquid egg prices, we may not be able to correspondingly adjust our production, expenses or prices to our customers to mitigate the impact of the decline in liquid egg prices.   In addition, many further processed liquid egg products are priced in relation to liquid egg prices, and the premium over the liquid egg price does not necessarily increase or decrease at the same time or in the same proportion as the underlying price of liquid eggs.  The volatility of liquid egg prices and our inability to timely anticipate and respond to changes in liquid egg pricing or manage the spread risk of processed egg products can have a material adverse effect on our future results of operations and financial condition

Changes in consumer demand for liquid eggs can negatively impact our business.

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

Feed costs represent a significant element of our liquid egg production cost, equating to approximately 25% of total annual cost in the last fiscal year. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of the ingredients that we purchase, which are affected by various demand and supply factors and have experienced significant fluctuations in the past.  Increases in feed costs which are not accompanied by increases in the selling price of liquid eggs will have a material adverse effect on the results of our operations.  Recently, increased demand for corn for ethanol production has resulted in extreme price volatility.  The impact of a permanent increase in demand for ethanol may raise production costs adversely affecting our ability to compete with other food sources, as eggs become relatively more expensive compared to other food sources.

Our sales will decline and our business will be materially harmed if there is any loss of any significant customer or any reduction, delay or cancellation of orders from any significant customer.

During 2007 and 2008 we derived more than 10% of our revenue from Cargill Kitchen Solutions and Michael Foods, who represented 8% and 18% of our revenues for fiscal year 2008, respectively, and 12%, and 19% of our revenues for fiscal year 2007, respectively.  During 2006, we derived more than 10% of our revenue from Primera Foods, Sunny Fresh Foods, and Michael Foods, who represented 14%, 23%, and 31% of our revenues for fiscal year 2006, respectively.  The loss of these customers or any other large customer could have a negative impact on our operating results.  While we would attempt to replace the lost sales through other customers, we cannot be certain that we would be able to replace any lost sales.  Our customers could cease buying our products from us at any time and for any reason.  The loss of any major customer would disrupt distribution of our products and result in a loss of revenue.  If a significant number of our customers cease purchasing products from us, our business would be materially and adversely harmed.  Further, any significant reduction or delay in the historical level of orders from our customers or cancellation of orders from any significant customer would have a negative impact on our operating results.

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

If we fail to comply with any applicable law or regulation or permit, or fail to obtain any necessary permits, we could be subject to significant fines and penalties or other sanctions, our reputation could be harmed and our operating results and financial condition could be materially and adversely affected.  In particular, the resolution of the notices of violation issued against us by the Iowa Department of Natural Resources relating to the wastewater treatment facility at our Thompson, Iowa facility have resulted in fines and expense.  See Part I of this Form 10-K, Item 3.  “Legal Proceedings.”  In addition, because these laws and regulations are becoming increasingly more stringent, there can be no assurances that we will not be required to incur significant costs for compliance with such laws and regulations in the future.

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

The ability to transfer our Class A Units is restricted by our Limited Liability Company Agreement.  Members wishing to transfer their Class A Units will be required to obtain the prior consent of our Board of Managers before making any transfer of the Class A Units. As a result of our analysis of strategic alternatives and subsequent execution of the purchase agreement with Rembrandt, since April of 2008 our Board of Managers has suspended the approval for transfers. Transferability of units is restricted in part to ensure that we are not deemed a “publicly traded partnership” and thus taxed as a corporation. As a result, unitholders may have to hold their Class A Units for an indefinite period of time because they may not be able to readily resell their units.

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

We are dependent on key personnel.

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular Dana Persson, our Chief Executive Officer, Robert A. Harrington, our Chief Operating Officer and Thomas A. Powell, our Chief Financial Officer. The loss of the services of Messrs. Persson, Harrington, or Powell could impair our ability to effectively manage our company and to carry out our business plan. While we have an employment agreement with each of Messrs Persson, Harrington, and Powell, either party may terminate the executive officer’s employment at any time with or without cause. The other members of our management team also have significant experience with our company and in our industry. We may face particular challenges in retaining members of management while the transaction with Rembrandt is pending, given the uncertainty around the transaction generally and any actual or perceived uncertainty around their on-going role with the Company if the transaction is completed.  The loss of any member of our senior management could likewise impair our ability to effectively manage our company and carry out our business plan.  We do not carry key person life insurance on any of our executive officers.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and in particular Section 404 of that act relating to management certification of internal controls and the regulations of the Securities and Exchange Commission, have required an increased amount of management attention and external resources and have caused delays in our periodic filings.  The investments needed for us to attempt to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, and our failure to comply with these standards could lead to adverse regulatory action.

Item 1B.         Staff Comments.

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

Abbeville, Alabama

We own the production facility in Abbeville, which is a 90,000 square foot facility, built in 1970.  Approximately 30,000 square feet are occupied by freezers and finished product coolers.  The plant has egg breaking, pasteurizing, and drying capabilities, in addition to a wide range of production platforms for further processed products.  The Abbeville facility is subject to a mortgage to secure our indebtedness. The breaking and drying operations have been terminated and the carrying value of these assets have been impaired as more fully described in Item 7.

Vernon, California

We lease approximately 30,034 square feet of manufacturing and processing space in our Vernon facility pursuant to three leases that expire February 28, 2010. Total monthly payments on the leases are $24,492, with a provision in each for adjustment based upon the Consumer Price Index.  The Vernon facility is located near Los Angeles and has breaking, pasteurizing, and packaging capabilities as well as refrigerated and frozen storage.  The breaking, pasteurizing, and packaging operations have been terminated and the carrying value of the assets have been impaired as more fully described in Item 7.

Norco, California

We lease approximately 102,000 square feet in Riverside County, California pursuant to a sublease we entered into in connection with the MoArk Acquisition. The sublease expires February 2, 2010 and monthly payments are $12,463.  This site has breaking, pasteurizing, packaging, freezing, and hard cooked capabilities.

Neosho, Missouri

We lease a  30,650 square foot facility in Neosho.  The lease on the Neosho facility terminates on December 31, 2011 and requires monthly lease payments based on a sliding schedule consisting of a base charge of $15,000 per month plus a charge per case of eggs received for breaking and a flat charge per tanker of liquid egg received. The average monthly lease payment is approximately $21,508.  This facility has breaking, pasteurizing and packaging capabilities as well as refrigerated and frozen storage.

Millersburg, Ohio

We lease the 45,000 square foot Millersburg facility pursuant to a lease that expires June 30, 2009 and calls for monthly payments of $14,430 per month subject to adjustment with the Consumer Price Index.  The Millersburg facility is primarily an egg breaking operation with limited pasteurization and packaging capacity. In September, 2008, the decision was made to close this location by December 31, 2008.  The Company expects to recognize approximately $585,000 of expense in the first fiscal quarter of 2009 for severance and other associated costs.

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

Item 3.            Legal Proceedings.

Recent events in our industry have resulted in a variety of disputes, including disputes with government authorities and an array of private parties.  Following is a summary of certain material cases and procedures in which the company has been, or continues to be, involved.

United States Department of Justice Grand Jury Investigation

On March 27, 2008, the Company received a grand jury subpoena issued by the Antitrust Division of the U.S. Department of Justice (“DOJ”) in the Eastern District of Pennsylvania, requesting documents for the period of January 1, 2002 through March 27, 2008 relating primarily to the pricing, marketing, and sales of egg products.  The Company has produced documents in response to the subpoena and has been informed by government prosecutors that it is not a target of the government’s investigation.  The DOJ has not provided to the Company the factual basis for its investigation.  Aside from the discovery requested by the DOJ, it does not appear that the DOJ is seeking any relief from the Company.

Civil Antitrust Claims

In late September 2008, after media reports publicized the existence of the investigation by the DOJ, several groups of plaintiffs’ lawyers filed class action civil antitrust suits against the Company and other companies in the egg products industry.  The complaints were filed in the United States District Court for the District of Minnesota and the United States District Court for the Eastern District of Pennsylvania.  The Company informed the plaintiffs’ lawyers in each case that the Company was not a target of the government’s investigation, and the plaintiffs agreed to voluntarily dismiss their claims against the Company without prejudice in exchange for a tolling agreement that would allow the plaintiffs to re-assert their claims if it was determined that the Company had any liability.  The Company has not been renamed as a defendant in any of the complaints.

On December 2, 2008, because complaints had been filed in both Minnesota and Pennsylvania, the United States Judicial Panel on Multidistrict Litigation ordered that all of the complaints be consolidated before the Honorable Gene E.K. Pratter, United States District Court Judge for the Eastern District of Pennsylvania.  The cases have been consolidated under a master file in the matter of T.K. Ribbings Family Restaurant v. United Egg Producers, Inc. et al., 08-cv-465-GP (E.D. Pa.).  The Company was voluntarily dismissed from this action on October 8, 2008.

The Company has also been voluntarily released from the following tag along actions related to the above described litigation:

ZaZa, Inc. v. Golden Oval Eggs LLC, et al., 08-cv-5262 (DSD/JSM) (D. Minn.)

Somerset Industries, Inc. v. Cal-Maine Foods, Inc., 08-cv-4676-LS (E.D. Pa.)

Bemus Point Inn, Inc. v. United Egg Producers, Inc., 08-cv-4750-GP (E.D. Pa.)

The Egg Store, Inc. v. United Egg Producers, Inc., 08-cv-4880-GP (E.D. Pa.)

Nussbaum – SF, Inc. v. United Egg Producers, Inc., 08-4819-GP (E.D. Pa.)

Julius Silvert, Inc. v. Golden Oval Eggs LLC, 08-cv-5174-GP (E.D. Pa.)

Environmental Proceedings

Our Thompson, Iowa facility has an industrial wastewater treatment facility designed to treat wastewater from egg breaking.  The Thompson facility has a National Pollution Discharge and Elimination System (“NPDES”) permit from the Iowa Department of Natural Resources (“IDNR”) that governs the quality of the wastewater influent to and effluent from the treatment facility.

Beginning in 2001 and through July 2008, IDNR issued several Notices of Violation (“NOV”) against us regarding alleged violations of the NPDES permit discharge limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen.

On March 29, 2007, the Iowa Attorney General’s office filed suit against us requesting civil penalties and injunctive relief against further NPDES permit violations.  To address the violations, we decided to make certain capital infrastructure improvements to our Thompson wastewater treatment facility totaling $2.5 million.  The improvements are designed to ensure full compliance with the NPDES permit.  In addition, operational changes were made at the wastewater facility to achieve significant improvement in compliance with the NPDES permit requirements.

On February 11, 2008, we received a construction permit from IDNR for the improvements to the wastewater facility.  On July 14, 2008, a Consent Order, Judgment and Decree was filed in Iowa District Court for Winnebago County.  The Order is a settlement with the Iowa Attorney General and obligated us to pay a $200,000 civil penalty to the State of Iowa for the alleged violations, and to complete the permitted improvements to the Thompson wastewater facility by April 30, 2009.  We paid the $200,000 civil penalty in July 2008, and construction of the wastewater improvements are on schedule, with substantial completion expected by January 2009.  Once the improvements are completed and there are no further violations of the permit, our obligations under the Consent Order will be satisfied.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.            Market for Registrant’s Common Equity and Related Stockholder Matters.

There is no established trading market for our Class A Units or our Class B Units and none is expected to develop.  As of August 31, 2008 there were 689 holders of Class A Units and one holder of a warrant to purchase 880,492 Class A Preferred Units.

Item 6.            Selected Financial Data.

The following table sets forth selected financial data of Golden Oval Eggs, LLC. The information presented as of and for the fiscal years ended August 31, 2008, 2007, 2006, 2005, and 2004 is derived from our financial statements, which have been audited by Moore Stephens Frost, our independent auditors.

You should read the financial data presented below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the financial statements and related notes included at the end of this Annual Report on Form 10-K.

Selected Financial Data of Golden Oval Eggs, LLC
(in thousands, except unit and per unit data)

	2008	2007	2006	2005	2004
Income Statement Data:
Revenues, net	$218,046	$198,277	$93,638	$63,196	$83,543

Cost of goods sold	195,111	183,367	79,851	52,118	50,693

Gross profit	22,935	14,910	13,787	11,078	32,850
Operating expenses	22,036	20,919	9,734	7,677	9,749

Income from operations	899	(6,009)	4,053	3,401	23,101
Interest expense	(8,862)	(10,026)	(3,835)	(6,385)	(2,732)
Non-controlling interest in income of consolidated entities	(97)	(16)	42	(103)	(41)
Other income	927	878	805	750	513
Forgiveness of debt	17,000	—	—	—	—
Income (loss) before income tax expense (benefit)	9,867	(15,173)	1,065	(2,337)	20,841
Income tax expense (benefit)	8	—	2	(378)	2,926

Net income (loss)	$9,859	$(15,173)	$1,063	$(1,959)	$17,915
Basic weighted average members’ units outstanding	5,456,358	5,423,218	4,811,023	4,581,762	4,581,762

Diluted weighted average members’ units outstanding	5,933,995	5,423,218	4,811,023	4,581,762	4,581,762

Basic net income (loss) per members’ unit	$1.82	$(2.80)	$0.22	$(0.43)	$3.91
Diluted net income (loss) per members’ unit	$1.67	$(2.80)	$0.22	$(0.43)	$3.91

Distributions per members’ unit	$—	$—	$—	$—	$4.22

	2008	2007	2006	2005	2004
Balance Sheet Data:
Current assets	$45,374	$38,684	$32,936	$17,992	$25,926
Property, plant and equipment	57,789	68,205	79,829	69,614	55,143
Other assets	38,801	43,489	45,235	3,339	6,396

Total assets	$141,964	$150,378	$158,000	$90,945	$87,465

Current liabilities	$99,543	$43,034	$26,169	$13,523	$24,360
Long-term debt, less current maturities	6,420	84,727	94,257	46,546	30,335

Total owners’ equities	$36,001	$22,617	$37,574	$30,876	$32,770
Basic weighted average members’ units outstanding	5,456,358	5,423,218	4,811,023	4,581,762	4,581,762
Diluted weighted average members’ units outstanding	5,933,995	5,423,218	4,811,023	4,581,762	4,581,762
Basic book value per member unit	$6.60	$4.17	$7.63	$6.73	$7.15
Diluted book value per member unit	$6.07	$4.17	$7.63	$6.73	$7.15

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

On June 30, 2006, we completed the MoArk Acquisition.  With the MoArk Acquisition, we entered into the business of further processing liquid egg into various finished egg products.  We have maintained our integrated production facilities in Renville, Minnesota and Thompson, Iowa, and will continue to supply some of the needs of the acquired facilities which were customers prior to the Moark Acquisition.

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

Our cost of production is materially affected by feed costs,which have been extremely volatile and which average approximately 25% of our total direct costs. Approximately 75% of these feed costs are incurred in the procurement of corn and soybean meal.  The cost of these ingredients is affected by a number of supply and demand factors such as crop production and weather, and other factors, such as the level of grain exports, over which we have little or no control.

The open market quoted price of liquid unpasteurized whole eggs has fluctuated widely over the last five years, from a low of $0.21 per pound to a high of $1.075 per pound, according to reports by Urner Barry Publications, Inc.  The high price occurred in March 2008.  Market prices averaged $0.4260 per pound in fiscal year 2007 and $0.2666 per pound in fiscal year 2006.  Both years are below five year average prices of approximately $0.4648 per pound.  The average reported price for fiscal year 2008 was $0.7824, ranging from a high of $1.075 per pound at the beginning of the third fiscal quarter to a low of $0.63 per pound at the end of the third fiscal quarter.

A portion of our production is sold to customers under long-term contracts at fixed prices that are necessarily not tied to the market price at the time of delivery.  Depending upon market circumstances, the prices generated by our contract sales tend to be either less or more than what the prevailing open market prices would generate.

Currently, we do not have any additional facility expansions underway at any of our facilities.  However, we are currently undertaking the construction of improvements to the wastewater treatment facility at our Thompson, Iowa facility.  See Part I of this Form 10-K, Item 3.  “Legal Proceedings.”

Results of Operations

The following table presents the amounts sold and weighted average sales prices of those sales for the liquid eggs for the twelve month fiscal periods presented.

Year ending August 31	2006	2007	2008
Pounds sold (in millions)	258.2	378.1	280.9
Average price per pound	$0.349	$0.502	$0.724

Fiscal Year Ended August 31, 2008 Compared to Fiscal Year Ended August 31, 2007

Net Sales.  Net sales for the fiscal year ending August 31, 2008 were $218.0 million, an increase of $19.7 million, or 9.97%, as compared to fiscal year 2007. Sales pounds decreased by  97.2 million pounds as compared to fiscal year 2007.  The majority of the increase in net sales, or $13.8 million, is due to higher average selling prices for liquid egg products driven by increased input costs mainly feed for the hens.  Sales from United Mills increased $4.4 million due to increased grain prices.

Cost of Goods Sold.  Cost of goods sold for fiscal 2008 was $195.1 million, an increase of $11.7 million, or 6.4%, over the prior year.  The increased cost of grain, shell eggs, and purchased liquid eggs accounted for the additional cost. Average feed cost per ton increased in fiscal year 2008 to $176.97 per ton as compared to $124.12 per ton cost in fiscal year 2007, an increase of  42.6%.

Operating Expenses.  Operating expenses for fiscal 2008 were $22.0 million, an increase of $1.1 million, or  5.3%, from the prior year fiscal year. Actual expenses decreased $2.6 million due to the withdrawal from the retail market and the termination of the royalty bearing license agreement with Land O’ Lakes. In fiscal 2008, we incurred an impairment charge of $3.7 million consisting of $.5 million in obsolete assets in Abbeville and Vernon, and $3.2 million intangible impairment due to the termination of the royalty bearing Land O’ Lakes license agreement.

Total Other Expense.  Total other expense decreased  to $(9.0) million in fiscal 2008 from $9.2 million in the prior year, a decrease of  $18.2 million. The decrease was primarily due to the negotiated adjustment to the purchase price of the MoArk acquisition, which resulted in debt forgiveness of $17.0 million and six months worth of interest expense savings  of $1.0.

Income Taxes.  We expect to be treated as a partnership for federal income tax purposes and thus we will not be required to pay income tax.  Rather, our members will pay tax on their share of our net income. Accordingly, we did not record a provision for income taxes in fiscal year 2008 or fiscal year 2007. United Mills recorded income tax expense of $.008 million for fiscal year 2008.

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

Total Other Expense.  Total other expense increased to $9.2 million from $3.0 million in the prior year, a increase of $6.2 million.  Interest expense on higher average debt levels associated with the acquisition accounted for the expense increase.

Income Taxes.  We expect to be treated as a partnership for federal income tax purposes that will not be required to pay income tax.  Rather, our members will pay tax on their share of our net income. Accordingly, we did not record a provision for income taxes in fiscal year 2007 or fiscal year 2006.  United Mills recorded income tax expense of $.002 million in fiscal year 2006.

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

Income Taxes.  We expect to be treated as a partnership for federal income tax purposes that will not be required to pay income tax.  Rather, our members will pay tax on their share of our net income.  Accordingly, we did not record a provision for income taxes in fiscal year 2006 or fiscal year 2005.  United Mills recorded tax expense of $.002 million in fiscal year 2006.

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

Liquidity and Capital Resources

Our working capital at August 31, 2008 was negative ($54.0) million compared to negative ($4.3) million at August 31, 2007.   Due to various factors discussed below, certain portions of our long term debt have been treated as coming due within twelve months, and reported as a current liability, which is what caused working capital to be negative.  Without this change in the treatment of the bank debt, working capital would have improved to $3.8 million at August 31, 2008.  Our current ratio was 0.5 at August 31, 2008 compared to 0.9 at August 31, 2007. Without the change in treatment of bank debt, the current ratio would have improved to 1.1 at August 31, 2008.  Golden Oval Eggs, LLC, Midwest Investors of Iowa and GOECA, LP are parties to a Credit Agreement that was originally entered into on September 13, 2004, first amended on November 30, 2005 and amended and restated on June 30, 2006 and subsequently amended or extended on April 30, 2007 and October 19, 2007, December 14, 2007, March 11, 2008 and August 29, 2008.  We have historically financed our working capital needs through the Credit Agreement and, to the extent of our cash flow, from operations.

The Amended and Restated Credit Agreement executed in June 2006 provided us with an additional $38.0 million of debt that was used to finance the MoArk Acquisition and revolving lines of credit and swing loans to facilitate seasonal variations in liquidity requirements.  The first amendment to the Amended and Restated Credit Agreement extended the term of the revolving loans from April 30, 2007 to March 1, 2008 and also amended certain covenants. The second amendment to the Amended and Restated Credit Agreement (1) provided us with an additional $2.5 million through a short term revolving note due December 14, 2007, (2) deferred principal payments due October 20, 2007 and November 20, 2007, (3) required us to retain a financial adviser to evaluate strategic alternatives, and (4) modified our financial covenants for the period ending December 14, 2007.

On December 13, 2007, we entered into an Extension Agreement with the lenders under our Amended and Restated Credit Agreement, as amended, which extends the termination date of the $2.5 million short-term revolving note from December 14, 2007 to March 1, 2008, the original termination date of the revolving facility.  The Extension Agreement also extends the commencement date of financial covenants from December 15, 2007 to March 1, 2008 and deferred principal payments on the Tranche A and Tranche B term debt until the due date of the respective Tranche.

On February 15, 2008, the Company and LOL executed an agreement whereby the purchase price of the Egg Products Division of MoArk was reduced by $17 million by reducing the amount of the subordinated note used to finance the acquisition.  The Warrant to subscribe for and purchase units of Golden Oval Eggs, LLC (the “2006 Warrant”) was surrendered and cancelled as part of the purchase price reduction.  Additionally, the Company issued a warrant to LOL for a convertible preferred security exchangeable for up to 880,492 Class A units in exchange for the forgiveness of accrued interest on the subordinated note.  The convertible preferred security also carries a preference upon liquidation of $10.0 million in the aggregate;  however, the liquidation preference is not available to LOL if the convertible preferred security has been exercised for the issuance of the 880,492 Class A units.  The 697,350 Class B units held by LOL were converted to Class A units per the agreement.

On March 11, 2008, the Company entered into an Extension and Amendment Agreement of its credit facility which extended the termination date of the revolving line of credit to July 31, 2008 and continued the deferral of principal payments on the bank debt, specifically the Tranche A and Tranche B loans.  Payments of $200,000 per month were to be made into an interest bearing account to set aside funds for improvements to waste water processing at the Thompson, Iowa facility made as part of the settlement of matters with the Iowa Attorney General and DNR (See Litigation for further discussion).

On August 29, 2008, the Company entered into a Third Amendment of its credit facility.  Under this amendment, principal payments on the Company’s Tranche A and Tranche B debt were resumed, in the amount of $692,000 per month in the aggregate.  This resumption was made possible by improved earnings and cash flow reported in the Company’s third fiscal quarter ending May 31, 2008 and continued through its fourth fiscal quarter.  Additionally, a further $1.7 million was to be placed in an interest bearing account to fund the balance of improvements in waste water processing at the Thompson, Iowa facility.

We expect that cash flow from operations will be sufficient to fund operations.  However, it may not be sufficient to make all payments of interest and principal when due, and to make distributions to our members for at least the next 12 months.  We would require significant additional capital resources in order to proceed with potential future expansions or to otherwise respond to competitive pressures in the industry.  Despite improved financial performance, deteriorating credit markets have led our lenders to pressure the company to reduce its total indebtedness.  That pressure included, as a condition to the various extensions of the Company’s debt described above, requirements for the Company to consider and pursue a strategic transaction, such as a sale of all or substantially all of Company’s assets, intended to allow complete repayment of the Company’s lenders.  The arrangements also included penalty rates of interest in the event that the Company did not pursue a strategic transaction on a time schedule acceptable to the Company’s lenders.  Financial advisors were retained and strategic alternatives explored, resulting in the execution of the agreement with Rembrandt Enterprises, Inc. described elsewhere in this report.  Although the Company has been meeting negotiated covenants, it continues to be unable to meet its original covenants under the June 2006 Credit Agreement that financed the MoArk transaction.  Given the uncertainties surrounding the ability to meet these covenants and the inability to secure long-term funding from the current bank group, the long term portion of the bank debt has been treated as current for reporting purposes. Please see Item 9B Other Information for a summary of the proposed transaction with Rembrandt.

Capital expenditures for additions to plant, property and equipment for fiscal 2008 totaled $0.3 million.  Capital expenditures for plant, property and equipment totaled $1.4 million in 2007.  Capital expenditures for 2006 totaled $38.3 million, primarily for the purchase of assets relating to the MoArk acquisition.

Our long-term debt including current maturities at August 31, 2008 was $73.9 million, compared to $94.2 million at August 31, 2007, and $103.7 million at August 31, 2006. The decrease in long term debt in 2008 is due primarily to the elimination of the $17.0 million subordinated note, the timely payment of principal on the corporate bonds, and two months of principal payments on senior bank debt under the Credit Agreement.  Substantially all trade receivables and inventories collateralize our line of credit, and property, plant and equipment collateralize our long-term debt under our loan agreements. We are current on all interest and principal repayment requirements under existing credit agreements.  No events of default have occurred or been declared.

At August 31, 2008, we had an interest rate collar agreement that was originally embedded in our Corporate Bonds, Series 2000, which limited the variability of the interest rate on the bonds to a range of 8.46% to 7.31%, and was determined to be clearly and closely related.  In September 2004, we entered into a new financing agreement and a portion of the proceeds from the new financing was used to retire the Corporate Bonds, Series 2000.  At the time the Corporate Bonds, Series 2000 were retired in September 2004, the interest rate collar agreement became a separate stand-alone agreement.  As of August 31, 2008, the interest rate collar agreement, which terminates on July 10, 2010, has a notional amount of $14.3 million.  The interest rate collar agreement requires that we maintain a collateral account.  The fair value of the interest rate collar agreement is recorded as a reduction of the value of the collateral account in our consolidated balance sheet.  As of August 31, 2008, the net value of the collateral account was $0.3 million.  Subsequent to the fiscal year end, in October 2008, the Company terminated the interest rate collar agreement and the related exposure to a volatile interest rate environment.  Excess collateral of $913 was returned to the Company by the counterparty.  As interest rates have subsequently continued to drop in response to the current credit environment, the Company has avoided capital calls to the counterparty on the floor component of the collar agreement, eliminating an unpredictable potential demand on cash resources.

Net cash flow from operations was $5.1 million for fiscal 2008.  Usage on the revolving line of credit increased by $4.4 million, offsetting payments of long term debt of $3.3 million and an increase in restricted cash of $1.4 million, primarily for the Thompson waste water project.  Coupled with active management of receivables and trade debt and improved earnings in the third and fourth fiscal quarters, the Company was able to report $4.3 million in cash balances at fiscal year end, compared to no cash at the end of the prior fiscal year.

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

Contractual Obligations

The following table presents our various known contractual obligations as of August 31, 2008, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$73,946	$67,526	$3,898	$1,204	$1,318
Operating Leases	5,090	1,441	1,958	1,014	677
Construction Obligations	2,500	2,500	—	—	—
Total	$81,536	$71,467	$5,856	$2,218	$1,995

The data presented in the preceding table does not include any expected interest payments. The construction obligation is for the Thompson Waste Water project.

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

Long-Lived Assets.  Depreciable long-lived assets are primarily comprised of buildings and improvements and machinery and equipment. Depreciation is provided by the straight-line method over the estimated useful lives based on management’s experience, which is 7 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. An increase or decrease in the estimated useful lives would result in changes to depreciation expense. In the year ended August 31, 2008, there were no write-offs as a result of changes to asset useful lives.

We continually reevaluate the carrying value of our long-lived assets for events or changes in circumstances that indicate that the carrying value may not be recoverable. As part of this reevaluation, if impairment indicators are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposal. In the year ended August 31, 2008, we determined that  impairment of $3.7 million had occurred consisting of  $3.1 million from the termination of the Land O’ Lakes License agreement, $.4 million at the Abbeville facility due to the loss of  quality egg suppliers, $.2 million at the Vernon facility due to egg supply availability.

Intangible Assets

As a result of the MoArk Acquisition that was completed June 30, 2006, we acquired intangible assets consisting of licenses to use certain brand names and trademarks, licenses of certain product technology and certain patents and patent applications.  We recorded the excess of consideration paid over assets acquired.  Financial Accounting Standard No. 141 “Business Combinations” dictates that values be assigned to certain intangible assets.  We accordingly made estimates of the values to be carried on our books for intangible assets acquired, including registered and unregistered trade names and trademarks, licensing agreements, and patents and patent applications.  The values of these assets are determined by forecasting future cash flows and assessing the risk of achieving the forecast.  Those intangible assets with finite lives will be amortized over a period matching the life of the underlying intellectual property, for example, the term of the license agreement or the remaining life of the patent.  Those intangibles with indefinite lives have been recorded as goodwill, and will not be amortized over a fixed time period.  Rather, they will be tested for impairment when impairment indicators are deemed present or on an annual basis.   As of August 31, 2008,  we concluded the fair value of the single entity reporting unit exceeded the carrying value of the reporting unit based on the pending sale of substantially all of the operations.  As a result, no provision for impairment was required.

Financial Instruments.  Our financial instruments consist primarily of cash equivalents, accounts receivable, long-term receivable, accounts payable, debt, and an interest rate collar agreement.  The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair values because of the short-term maturity of such instruments.  The stated value of our long-term receivables approximates their fair value based on current market rates for financial instruments of the same remaining maturities and risk characteristics.  The carrying values of long-term debt instruments approximate their fair value because interest rates on such debt are periodically adjusted and approximate current market rates. The interest rate collar agreement manages our exposure to fluctuations in interest rates.  We have accounted for this agreement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, “as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Interest rate swap contracts are reported at fair value with the gain or loss on market value recorded as an increase or reduction of interest expense. At August 31, 2006, no interest rate swap agreements are designated as hedges.  An increase or decrease in the fair value of these financial instruments would result in changes of the recorded value of these financial instruments in our consolidated financial statements.  During the year ended August 31, 2005, we had only one abnormal and material adjustment due to fluctuations in the fair values of financial instruments.  This adjustment recognized a $2.3 million decrease in the recorded value of the collateral on the interest rate collar agreement at the time this agreement was determined to no longer be clearly and closely related to the Corporate Bonds, Series 2000. Due to the changing collateral values, in fiscal 2008 a net loss of $(.6) million was recorded as an increase in interest expense. Subsequent to the end of fiscal 2008, we recognized income in September 2008 from the interest rate collar agreement of $.9 million recorded as a reduction of interest expense. We terminated the interest rate collar agreement October 2, 2008 resulting in a loss of $(.2) million  recorded as an increase to interest expense.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities,” to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007 with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  Management does not believe the adoption of SFAS No. 159 will have a significant impact on its consolidated financial statements.

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

Item 8.            Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm and our consolidated balance sheets as of August 31, 2008 and 2007, our related consolidated statements of operations, owners’ equity and cash flows for each of the three years in the period ended August 31, 2008, and the Notes to the Consolidated Financial Statements are set forth listed immediately following the signature page of this Annual Report on Form 10-K.

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are no disagreements with the accountants on accounting or financial disclosure.

Item 9A(T).   Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2008.  In their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there is a continuing deficiency in our disclosure controls and procedures, as previously reported, relating to our failure to maintain a sufficient number of personnel to support our consolidation and financial reporting processes for the periodic reports required under the Exchange Act.  As a result of this deficiency, we were unable to timely file this Form 10-K for the year ended August 31, 2008 because we required additional time to finalize the financial statements and to prepare the Annual Report and related disclosures, as well as additional time to allow our registered independent public accounting firm to complete the audit following completion of our work. While we did secure additional personnel resources during the first quarter of this fiscal year to assist with the consolidation and financial reporting process, as reported in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2008, this did not fully alleviate the deficiency, and we were evaluating other possible remedial actions to improve our disclosure controls and procedures.  However, prior to our putting in place any additional remedial measures, the existing deficiency was exacerbated during the fourth quarter as our limited resources have been diverted to evaluating strategic alternatives and, having decided to pursue the transaction with Rembrandt, facilitating Rembrandt’s due diligence investigation as well as negotiating the definitive purchase agreement.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management conducted a preliminary evaluation of the effectiveness of internal control over financial reporting as of August 31, 2008.  Management determined, based on the preliminary evaluation, that the Company’s internal control over financial reporting did not satisfy the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).    Factors such as those described in the preceding paragraphs, including the inability to file the Company’s report on Form 10-K on or before November 30, 2008,  led to management’s conclusion that that the Company’s internal control over financial reporting did not meet the criteria established by COSO.

Management has concluded that, due to the deficiencies identified above under “Evaluation of disclosure controls and procedures” and due to the failure to meet the COSO criteria, as of August 31, 2008 our internal control over financial reporting was not effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2008. Based on that evaluation, management concluded that our internal controls over financial reporting were subject to the events and influences described above in this Item 9A under the heading “Evaluation of disclosure controls and procedures”.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.         Other Information

Purchase and Sale Agreement

The “Company and its affiliates GOECA, LP, GOEMCA, Inc., and Midwest Investors of Iowa, Cooperative (each party is referred to as a “Seller Party” and, collectively, the “Seller”) entered into the purchase agreement with Rembrandt (“Purchaser”) dated December 15, 2008.  Under the terms of the purchase agreement, Rembrandt will purchase from Seller substantially all of the assets used in the operation of Seller’s business of producing, processing, and distributing value added egg products (the “business assets”).  The purchase price paid by Rembrandt to Seller for the business assets, will be $123,750,000,  subject to adjustment by a closing working capital adjustment and certain other potential adjustments specified in the purchase agreement.  Rembrandt has represented to us in the purchase agreement that at closing it will have sufficient funds to pay the purchase price, and the closing is not contingent upon Rembrandt receiving financing.

Consummation of the transactions contemplated under the purchase agreement is subject to certain closing conditions, including approval of the purchase agreement by the Company’s members and the expiration or termination of the applicable waiting period under the HSR Act.

Each Seller Party jointly and severally has made representations and warranties in the purchase agreement regarding Seller and the business assets.  The representations and warranties of Seller under the purchase agreement are made as of the date of the purchase agreement and as of the closing and terminate upon the closing or upon termination of the purchase agreement.  The assertions embodied in the representations and warranties were made for the purpose of the purchase agreement and are subject to qualifications and limitations agreed to by Seller in connection with negotiating the terms of the purchase agreement.

Seller also has agreed to certain covenants, including covenants regarding the operation of the business prior to closing and covenants prohibiting Seller from soliciting or providing information or entering into discussions concerning proposals relating to alternative offers for the assets or ownership interests in Seller, except in limited circumstances to permit the Company’s board of directors to comply with its fiduciary duties or as otherwise provided in the Agreement.  Seller has agreed to a covenant not to compete with Rembrandt anywhere in the United States for a period of five years following the closing.

Either Seller or Rembrandt can terminate the purchase agreement in certain specified instances, and the purchase agreement provides that under certain circumstances, Seller or Rembrandt may be required to pay the other party up to $500,000 upon termination.  If the closing does not occur and the Company enters into a subsequent transaction under certain conditions specified in the purchase agreement, the Company will be required to pay Rembrandt up to $4,000,000.

We will file a proxy statement and relevant materials with the SEC  in connection with the Rembrandt transaction. Our Members are urged to read the proxy statement and relevant materials upon availability as they will contain important information about the Company and the proposed transaction. The proxy statement and relevant materials (when available) and any other documents we file with the SEC may be obtained free of charge at the SEC’s website (http://www.sec.gov). In addition, our members may obtain free copies of the proxy statement and other relevant materials (when available) filed with the SEC by the Company by request to Golden Oval Eggs, LLC, Attention: Sandie Wohlman, 1800 Park Avenue East, P.O. Box 615, Renville, Minnesota 56284 or  (320)329-8182, ext301.

The Company, its directors, officers, other members of management and employees may be deemed participants in the solicitation of proxies for the proposed transaction. Information regarding the identity of each participant and a description of each participant’s direct or indirect interest in the solicitation  will be included in the proxy materials relating to the proposed transaction, when available.

PART III

Pursuant to General Instruction G (3), we omit Part III, Items 10, 11, 12, 13, and 14 and incorporates such items by reference to an amendment to this Annual Report on Form 10-K to be filed within 120 days after August 31, 2008 or to a definitive proxy statement to be filed within 120 days after August 31, 2008 with the Securities and Exchange Commission.

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

10.4

Litter Handling Agreement dated January 1, 2002 by and between Farmers Cooperative Company and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.5 of the Form S-4).**

10.5

Litter Handling Agreement dated March 31, 2003 between Co-op Country Farmers Elevator and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.6 of the Form S-4).**

10.6

Pullet Production and Sale Agreement effective as of August 1, 2008 by and between Fort Recovery Equity, Inc. and Golden Oval Eggs, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 4, 2008).**

10.7

Joint Venture Agreement between Midwest Investors of Iowa, Cooperative and Golden Oval Eggs, LLC, successor to Midwest Investors of Renville, Inc. (incorporated by reference to Exhibit 10.8 to the Form S-4).

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

10.20	Purchase and Sale Agreement dated December 15, 2008 by and between Golden Oval Eggs, LLC, GOE CA, L.P., Midwest Investors of Iowa, Cooperative and Rembrandt Enterprises, Inc.

10.21

Extension Agreement dated December 13, 2007 to the Second Amendment to the Amended and Restated Credit Agreement effective as of October 19, 2007 by and between Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers, by Metropolitan Life Insurance Company, as a bank and lender, and by CoBank, ACB as a lender and administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed April 14, 2008).

10.22

Extension and Amendment Agreement dated March 11, 2008 to the Second Amendment to the Amended and Restated Credit Agreement effective as of October 19, 2007 by and between Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers, by Metropolitan Life Insurance Company, as a bank and lender, and by CoBank, ACB as a lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q filed April 14, 2008).

10.23

Third Amendment to Amended and Restated Credit Agreement dated August 29, 2008 by and between Golden Oval Eggs, LLC, GOECA, LP and Midwest Investors of Iowa as borrowers, by the banks and other financial institutions or entities that are signatories as lenders, and CoBank, ACB as a lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2008.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Oval Eggs, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 2008.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson
Dana Persson, President and Chief Executive Officer

By:	/s/ Thomas A. Powell
Thomas A. Powell, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on December 23, 2008 on behalf of Golden Oval Eggs, LLC in the capacities indicated.  Each person whose signature appears below constitutes and appoints Dana Persson and Thomas A. Powell as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

/s/ Dana Persson	President and Chief Executive Officer
Dana Persson	(principal executive officer)

/s/ Thomas A. Powell	Chief Financial Officer
Thomas A. Powell	(principal financial and accounting officer)

/s/ Chris Edgington	Chairman
Chris Edgington

/s/ Howard Dahlager	Vice Chairman
Howard Dahlager

/s/ Paul Wilson	Secretary
Paul Wilson

/s/ Marvin Breitkreutz	Manager
Marvin Breitkreutz

/s/ Mark Chan	Manager
Mark Chan

/s/ Loren Norgaard	Manager
Loren Norgaard

GOLDEN OVAL EGGS, LLC

August 31, 2008, 2007 and 2006

Consolidated Financial Statements

With

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Members and Board of Managers

Golden Oval Eggs, LLC

Renville, Minnesota

We have audited the accompanying consolidated balance sheets of Golden Oval Eggs, LLC as of August 31, 2008 and 2007, and the related consolidated statements of operations, changes in owners’ equity and cash flows for each of the three years in the period ended August 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Oval Eggs, LLC as of August 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, on December 15, 2008, the Company entered into a definitive agreement to sell essentially all of its operations.  This agreement is subject to regulatory and shareholder approval.  As discussed in Note 7 to the consolidated financial statements, certain provisions of credit agreements require a majority of the long-term debt to be repaid within the next 12 months.  Management anticipates the proceeds from the sale of operations will be the source of funds for this repayment.

/s/ Moore Stephens Frost
Certified Public Accountants

Little Rock, Arkansas
December 15, 2008

GOLDEN OVAL EGGS, LLC

Consolidated Balance Sheets

August 31, 2008, 2007 and 2006

(In Thousands)

	2008	2007
Assets

Current assets
Cash and cash equivalents	$4,289	$—
Accounts receivable	15,861	18,502
Inventories	21,783	18,352
Restricted cash	2,212	783
Other current assets	1,229	1,047
Total current assets	45,374	38,684

Property, plant and equipment
Land and land improvements	11,649	11,649
Buildings	40,279	40,684
Leasehold improvements	943	896
Equipment	72,275	71,906
Construction in progress	317	173
	125,463	125,308
Accumulated depreciation	(67,674)	(57,103)
Total property, plant and equipment, net	57,789	68,205

Other assets
Investments	1,733	1,670
Intangibles, net	13,962	18,826
Goodwill	22,858	22,858
Note receivable	248	135
Total other assets	38,801	43,489

Total assets	$141,964	$150,378

	2008	2007
Liabilities and Owners’ Equity

Current liabilities
Revolving line of credit	$16,261	$11,884
Accounts payable	9,531	14,221
Accrued interest	500	2,988
Accrued compensation	3,005	1,824
Other current liabilities	2,720	2,595
Current maturities of long-term debt	67,526	9,522
Total current liabilities	99,543	43,034

Long-term debt, less current maturities	6,420	84,727

Commitments and contingencies - See Notes 6, 7 and 12

Owners’ equity
Members’ equity	34,852	21,612
Noncontrolling interest in consolidated entities	1,149	1,005
Total owners’ equity	36,001	22,617

Total liabilities and owners’ equity	$141,964	$150,378

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Operations

For the Years Ended August 31, 2008, 2007 and 2006

(In Thousands, except per unit data)

	2008	2007	2006

Net sales	$218,046	$198,277	$93,638

Cost of goods sold	195,111	183,367	79,851

Gross profit	22,935	14,910	13,787

Operating expenses	22,036	20,919	9,734

Income (loss) from operations	899	(6,009)	4,053

Other income (expense)
Interest expense	(8,862)	(10,026)	(3,835)
Noncontrolling interest in income (loss) of consolidated entities	(97)	(16)	42
Other income	927	878	805
Gain on forgiveness of debt	17,000	—	—
Total other income (expense)	8,968	(9,164)	(2,988)

Income (loss) before income taxes	9,867	(15,173)	1,065

Income tax expense	8	—	2

Net income (loss)	$9,859	$(15,173)	$1,063

Basic net income (loss) per members’ unit	$1.82	$(2.80)	$0.22

Diluted net income (loss) per members’ unit	$1.67	$(2.80)	$0.22

Distributions per members’ unit	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Changes in Owners’ Equity

For the Years Ended August 31, 2008, 2007 and 2006

(In Thousands)

				Noncontrolling
	Common Stock			Interest in	Total
	Class A	Class B	Members’	Consolidated	Owners’
	Units	Units	Equity	Entities	Equity

Balance - September 1, 2005	4,582	—	$29,891	$985	$30,876

Units issued	121	697	5,747	—	5,747

Net income	—	—	1,063	—	1,063

Noncontrolling interest in income (loss) of consolidated entities, net of distributions	—	—	—	(112)	(112)

Balance - August 31, 2006	4,703	697	36,701	873	37,574

Units issued	31	—	84	—	84

Net loss	—	—	(15,173)	—	(15,173)

Noncontrolling interest in income of consolidated entities, net of distributions	—	—	—	132	132

Balance - August 31, 2007	4,734	697	21,612	1,005	22,617

Units issued	69	—	139	—	139

Conversion of Class B Units to Class A Units	697	(697)	—	—	—

Issuance of warrant for forgiveness of subordinated note accrued interest	—	—	3,242	—	3,242

Net income	—	—	9,859	—	9,859

Noncontrolling interest in income of consolidated entities, net of distributions	—	—	—	144	144

Balance - August 31, 2008	5,500	—	$34,852	$1,149	$36,001

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Consolidated Statements of Cash Flows

For the Years Ended August 31, 2008, 2007 and 2006

(In Thousands)

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$9,859	$(15,173)	$1,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	10,204	11,593	8,083
Amortization	1,701	1,898	498
Asset impairment	3,711	1,338	—
Stock issued as Executive compensation	117	196	—
Stock issued as Board of Directors compensation	22	31	14
SFAS No. 123R adjustment	—	(143)	—
Gain on disposal of property, plant and equipment	(7)	(39)	(9)
Gain on forgiveness of debt	(17,000)	—	—
Noncontrolling interest in income (loss) of consolidated entities, net of distributions	144	132	(112)
Changes in operating assets and liabilities, net of effects of adoption of FIN-46R
Accounts receivable	2,641	(3,648)	(10,045)
Inventories	(3,431)	(2,347)	(4,816)
Other current assets	(182)	29	(689)
Accounts payable	(4,690)	6,556	4,835
Accruals and other current liabilities	2,060	2,233	2,606
Net cash provided by operating activities	5,149	2,656	1,428

Cash flows from investing activities
Purchases of property, plant and equipment	(336)	(1,406)	(2,612)
Acquisition of Moark, LLC assets	—	—	(35,703)
Proceeds from sale of property, plant and equipment	7	138	33
Advance of note receivable	(113)	(58)	(40)
Purchases of investments in other cooperatives	(63)	5	(59)
Retirement of investment in other cooperatives	—	(99)	12
Net cash used by investing activities	(505)	(1,420)	(38,369)
Cash flows from financing activities
Net increase in revolving line of credit	$4,377	$8,015	$1,145
Proceeds from issuance of long-term debt	—	—	41,000
Payments of long-term debt	(3,303)	(9,469)	(5,496)
Payment of deferred financing costs	—	—	(314)
Restricted cash	(1,429)	(4)	138
Net cash provided (used) by financing activities	(355)	(1,458)	36,473

Net increase (decrease) in cash and cash equivalents	4,289	(222)	(468)

Cash and cash equivalents - beginning of year	—	222	690

Cash and cash equivalents - end of year	$4,289	$—	$222

Supplementary disclosures of cash flow information
Cash paid during the year for Interest, net of capitalized interest, of $226, $174 and $171 during 2008, 2007 and 2006, respectively	$7,260	$10,015	$3,664
Income taxes	8	—	2

Supplementary disclosures of non-cash transactions
Goodwill purchased with Class B Units	$—	$—	$5,000
Long-term debt issued for acquisition	—	—	17,000
Issuance of warrants for accrued interest	3,242	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

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

b.              Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary GOECA, LP, the accounts of AEI, LLC of which the Company holds a 68% membership interest at August 31, 2008 and the accounts of variable interest entities in which the Company is the primary beneficiary.  The Company holds a 33 1/3% membership interest and is also a purchaser of feed produced by United Mills a Minnesota cooperative and Midwest Investors of Iowa, Inc. a lessor of property to the Company.  The Company investments of 20% to 50% owned entities that are not variable interest entities in which the Company is the primary beneficiary are accounted for using the equity method.  The Company investments in less than 20% owned entities that are not variable interest entities in which the Company is the primary beneficiary and in which the Company does not exercise significant influence over operating and financial policies are accounted for under the cost method.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

1.               Summary of Significant Accounting Policies (cont.)

e.               Accounts receivable – Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company reviews its customer accounts on a periodic basis and records a reserve for specific amounts that the Company feels may not be collected.  The Company’s management deems accounts receivable to be past due based on contractual terms.  Amounts will be written off at the point when collection attempts on the accounts have been exhausted.  Management uses significant judgment in estimating uncollectible amounts.  In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance.  While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in the economic, industry or specific customer conditions may require adjustment to any allowance recorded by the Company.  As of August 31, 2008 and 2007, management has determined that an allowance of $671 and $199, respectively, is required due to the changing nature of the customer base.

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

g.              Property, plant and equipment – Property, plant, leasehold improvements, and equipment are stated at cost and depreciation is provided primarily by the straight-line method over the following lives:

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

h.              Impairment of long-lived assets to be held and used – The Company reviews the carrying value of long-lived assets for impairment whenever certain triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison to the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

1.               Summary of Significant Accounting Policies (cont.)

i.                  Investments – Investments include the Company’s investments in CoBank and four additional cooperatives involved in activities which are similar or complementary to the Company.  Additionally, fiscal years 2008, 2007 and 2006 include United Mills’ investment in Land O’Lakes, Inc. (“LOL”) and five additional cooperatives involved in activities which are similar or complementary to United Mills.

j.                  Restricted cash – Restricted cash consists of cash that is restricted as to future use by contractual agreements associated with the outstanding bonds, an interest rate collar agreement, and an escrow account for the Thompson facility waste water improvements.  See Note 7 for further discussion of the interest rate collar agreement and Note 12 on the waste water escrow.

k.               Intangible assets – Intangibles include patents, brand names, contractual license agreements and costs incurred in connection with the acquisition of financing.  Financing costs are capitalized and amortized over the life of the related financing instrument.  Patents, brand names and licenses are valued based upon net present value of the projected cash flow streams for each within determinable time frames, based upon brand name life (15 years), contractual license agreement terms (10 years) or remaining patent life (11.3 years).  Intangibles are shown net of accumulated amortization on the accompanying consolidated balance sheets.

l.                  Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired in the acquisition of certain assets from Moark, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation (the “Moark Acquisition”) on June 30, 2006.  The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and tests goodwill for impairment on an annual basis or earlier, if facts and circumstances indicate that there may be a potential impairment.  As of August 31, 2008, the Company concluded the fair value of the single entity reporting unit exceeded the carrying value of the reporting unit based on the pending sale of substantially all operations (Note 16).

m.            Derivative financial instruments – The Company entered into an interest rate collar agreement to manage its exposure to fluctuations in interest rates.  The Company has accounted for this agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging” (as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity” and SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”).  Interest rate swap contracts are reported at fair value with the gain or loss on market value recorded as an increase or reduction of interest expense.  At August 31, 2008, no interest rate swap agreements are designated as hedges.

n.              Income taxes – The Company and AEI, LLC are limited liability companies and as such, are treated as partnerships for income tax purposes.  Accordingly, the taxable income or loss of these entities is reported on the individual income tax returns of their members.  No provision for income taxes or deferred income tax liability related to these entities is included in the accompanying consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

1.               Summary of Significant Accounting Policies (cont.)

United Mills, Midwest Investors of Iowa, Inc. and MIR (prior to its conversion to a LLC) are subject to federal and certain other income taxes and operate as cooperatives that qualify for tax treatment under Subchapter T of the Internal Revenue Code.  Accordingly, under specific conditions, these entities can exclude from taxable income amounts distributed as qualified patronage refunds to their members.  Provisions for income taxes are recorded only on those earnings not distributed or not expected to be distributed as patronage refunds.  For the years ended August 31, 2008 and 2006, income tax provision of $8 and $2 were recorded.  No provision for income taxes was recorded for the year ending August 31, 2007.

o.              Fair value – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable and debt.  The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term maturity of such instruments.  The carrying values of long-term debt instruments approximate their fair value because interest rates on such debt are periodically adjusted and approximate current market rates.

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

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

1.               Summary of Significant Accounting Policies (cont.)

s.               Stock-based compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No.123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares to be recognized in the income statement based on their fair values.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  In the first quarter of fiscal 2007, the Company adopted SFAS No. 123(R).  The adoption did not result in a material impact to operations of the Company.

t.                 Recently issued accounting standards – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.  SFAS No. 157 is effective for the Company on September 1, 2008 and will be applied prospectively.  Management does not believe the adoption of SFAS No. 157 will have a significant impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities,” to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007 with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  Management does not believe the adoption of SFAS No. 159 will have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The effective date of SFAS No. 160 is for fiscal years beginning on or after December 15, 2008.  The Company is reviewing SFAS No. 160 to determine what impact it may have to the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to SFAS No. 133.”  SFAS No. 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of SFAS No. 133.  The effective date for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is reviewing SFAS No. 161, but anticipates very little impact to the Company.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

1.               Summary of Significant Accounting Policies (cont.)

The FASB issued two new statements in May 2008, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and SFAS No. 163, “Accounting for Financial Guaranty Insurance Contract, an interpretation of SFAS No. 60.” SFAS No. 162 identifies sources of accounting principles and establishes a hierarchy of accounting principles to be used in preparation of financial statements in conformity with generally accepted accounting principles for non governmental entities.  SFAS No. 162 is effective 60 days following Securities and Exchange Commission (“SEC”) approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU section 411.  The Company does not anticipate any impact with the enactment of SFAS No. 162.  SFAS No. 163 clarifies the recognition and measurement of claim liabilities in an insured financial obligation by insurance enterprises.  SFAS No. 163 is not applicable to the Company.

2.               Transactions with Moark, LLC

On June 30, 2006, the Company and its wholly-owned subsidiary, GOECA, LP, purchased from Moark, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and Moark Egg Corporation (collectively, the “Seller”) certain assets relating to the business of manufacturing, marketing, selling and distribution of egg products.  Moark, LLC is a subsidiary of LOL.  GOECA, LP is a newly-formed Delaware limited partnership controlled by the Company that will continue operations of the acquired California business.  The purchase was pursuant to an asset purchase agreement dated May 23, 2006.

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

$61,097

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

2.               Transactions with Moark, LLC (cont.)

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

On February 15, 2008, the note described above was forgiven in its entirety.  Any interest accrued on the note was converted to a warrant for 880,492 shares.  The 697,350 Class B Units were converted to 697, 350 Class A Units.  See Note 8.a.  During 2008, impairment charges were incurred amounting to $3,711 ($3,163 for a license described in Note 5 and $548 for impairment of fixed assets at Vernon and Abbeville, which is discussed below).

On February 29, 2008, the Vernon, California facility ceased manufacturing operations.  All California manufacturing was consolidated to the Norco, California facility and the Vernon facility has been converted to a warehouse facility.  All breaking of eggs at the Abbeville, Alabama facility ceased as of February 29, 2008, due to reduction in egg supply and uncompetitive costs of manufacturing.  An impairment charge of $366 was taken on this facility during 2008.  Total impairment charges were $548 and $1,338 as of August 31, 2008 and 2007, respectively.

3.               Variable Interest Entities

FASB Interpretation No. 46R (Revised December 2003), “Consolidation of Variable Interest Entities (“FIN-46R”),” requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise.  The Company holds various investments or variable interests, that for purposes of FIN-46R, were evaluated and the Company determined that it was the primary beneficiary.  As such, the financial statements of these entities were consolidated in the accompanying consolidated financial statements.  Creditors of the variable interest entities lack recourse to the general assets of the Company as the primary beneficiary.

The Company leases land from Midwest Investors of Iowa, Inc., which it controls.  The Company has determined that it is the primary beneficiary and the lessor is a variable interest entity.  Under FIN-46R, the lessor is required to be consolidated in the Company’s consolidated financial statements as of September 1, 2003.  The land, which totals $1,002 and is collateral for the related obligation, has been recorded as an asset in the Company’s consolidated balance sheets and the outstanding debt has been recorded as a liability.  The Company had recorded a note receivable of $950 from Midwest Investors of Iowa, Inc. which was secured by this land.  The note due in October 2014, bears interest at 8% and is payable in monthly installments, including interest.  As a result of the FIN-46R implementation and the consolidation of Midwest Investors of Iowa, Inc., the note receivable was eliminated.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

3.     Variable Interest Entities (cont.)

Additionally, the Company owns a 33 1/3% interest in United Mills, a Minnesota cooperative, from which it also purchases feed.  The Company has evaluated its equity investment in United Mills and has determined that United Mills is a variable interest entity under FIN-46R.  The Company has concluded that it is the primary beneficiary as defined by FIN-46R and as a result, the Company is required to consolidate United Mills on September 1, 2003.  FIN-46R requires that the Company account for United Mills as if it had been consolidated since the initial investment in 1995.  A total of $3,312 and $1,998 of assets of United Mills recorded in the consolidated balance sheets as of August 31, 2008 and 2007, respectively, serve as collateral for the obligations of the variable interest entity.

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

United Mills reported the following financial results for fiscal year ending August 31, 2008:

Sales	$27,925
Gross profit	114
Net income	178

4.     Inventories

Inventories consist of the following:

	2008	2007

Hens and pullets	$14,024	$10,766
Eggs and egg products	3,987	4,046
Feed, supplies and other	3,772	3,540

Total inventories	$21,783	$18,352

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

5.     Intangible Assets, Net

Intangible assets, net, consist of the following:

	2008	2007

Net patent cost ($11,299 less amortization $2,160)	$9,139	$10,137
Net brand name cost ($4,040 less amortization $583)	3,457	3,725
Net license cost (terminated February 29, 2008)	—	3,355
Net deferred financing costs ($2,679 less amortization $1,313)	1,366	1,609

Net intangibles	$13,962	$18,826

As discussed in Notes 6 and 7, the Company obtained new financing with a financial institution in the fourth quarter of fiscal year 2006.  In conjunction with this refinancing, the Company capitalized financing costs incurred in the amount of $314, which is being amortized over the term of the loan.  The amendment to the asset purchase agreement, effective February 15, 2008 terminated the licensing agreement between the Company and LOL.  The termination of the license agreement resulted in an impairment charge of $3,163 that is presented as an operating expense on the consolidated statements of operations.

The amortization periods for these intangible costs range from 7 to 15 years with a weighted-average amortization period of approximately 12 years.  The future amortization expense is as follows:

2009	$1,488
2010	1,488
2011	1,488
2012	1,488
2013	1,488
Thereafter	6,522

$13,962

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

6.     Revolving Line of Credit

On June 30, 2006, the Company amended the revolving short-term line of credit with a maximum indebtedness of the lesser of $15,000 or the limit established by the borrowing base computation with a variable interest rate (6.5% at August 31, 2008).  Effective October 19, 2007, the Second Amendment to the Amended and Restated Credit Agreement added an additional short term revolving note in the amount of $2,500 with a maturity date of December 14, 2007.  The maximum indebtedness was increased to $17,500 or the limit established by the borrowing base computation. There was no change in the variable interest rate.   The balance at August 31, 2008 and 2007 was $16,261 and $11,884, respectively.  Credit line availability as of August 31, 2008 was approximately $1,239.  The weighted-average interest rates for these borrowings were 7.83% and 9.75% for the years ending August 31, 2008 and 2007, respectively, based on average amount outstanding.  The average amount outstanding on the line of credit was $13,884 and $9,245 with a maximum outstanding month end balance of $16,261 and $12,163 for the years ending August 31, 2008 and 2007, respectively.  There is a quarterly nonuse fee at the rate of one quarter of one percent on the daily average unused amount on the line of credit.  The line of credit may be withdrawn immediately upon matured default as defined in the note agreement.  The Third Amendment to the Amended and Restated Credit Agreement extended the revolving notes maturity date to November 1, 2009.

However, due to certain benchmark requirements in the restated agreement, the Company has classified this line of credit as a current obligation in accordance with Emerging Issues Task Force (“EITF”) D-23, “Subjective Acceleration Clauses and Debt Classification.”  See Note 7.

7.     Long-Term Debt and Derivative Instruments

Long-term debt and derivative instruments consist of the following:

	2008	2007
Note payable to a bank; variable interest rate, currently at 6.75% as of August 31, 2008, paid monthly, principal paid in equal monthly payments of $317 starting in July 2006 through June 2015; secured by all assets of the Company.	$32,611	$33,562

Note payable to a bank; bearing interest at 6.2%; interest paid monthly, principal paid in equal monthly payments of $183 through September 2014; secured by substantially all land, buildings and equipment of the Thompson, Iowa facility, with a net book value of $52,763.	15,033	15,584

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

7.     Long-Term Debt and Derivative Instruments (cont.)

	2008	2007
Note payable to a bank; bearing interest at 6.9%; interest paid monthly, principal paid in equal monthly payments of $83 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, Iowa facility, with a net book value of $52,763.	$8,083	$8,333

Note payable to a bank; variable interest rate, currently at 6.75% as of August 31, 2008, paid monthly, principal paid in equal monthly payments of $83 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, Iowa facility, with a net book value of $52,763.	8,083	8,333

Corporate bonds, series 1999, bearing interest at 8.44%; interest payable semiannually, principal payments due in annual installments from 2001 to July 2014 in amounts ranging from $432 to $1,240; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility, amounting to a net book value of $7,346.	6,135	6,897

Note payable to a bank; variable interest rate, currently at 6.3% as of August 31, 2008, paid monthly, principal paid in equal monthly payments of $25 starting in January 2006 through December 2015; secured by substantially all land, buildings and equipment of the Thompson, Iowa facility, with a net book value of $52,763.	2,425	2,500

Corporate bonds, series 2001, bearing interest at 8.75%; interest payable semiannually, principal payments in equal annual installments of $300 from 2002 to January 2011; secured by substantially all land, buildings and equipment of the Renville, Minnesota facility, amounting to a net book value of $7,346.	900	1,200

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

7.     Long-Term Debt and Derivative Instruments (cont.)

	2008	2007
Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $632; payable in monthly installments of $4 beginning November 2005 through October 2014.	$308	$358

Note payable to a company; non-interest bearing; secured by certain equipment with a net book value of $327; payable in monthly installments of $5 beginning June 2003 through May 2011.	155	211

Note payable to a bank; variable interest rate; secured by assets of United Mills with lack of recourse to the Company; payable in monthly installments of $2; maturing November 2011.	83	101

Note payable to a company; bearing interest at 2%, unsecured; payable in annual installments of $10, plus interest, through November 2014.	70	80

Note payable to a company; variable interest rate on two-thirds of note balance (4% at August 31, 2008); with remaining one-third of note balance being non-interest bearing; unsecured; payable in annual installments of $30, plus interest, through January 2010.	60	90

Note payable to LOL, a related party; bearing interest at 12%; secured by a subordinated lien on all pledged assets; interest accrues monthly. Note forgiven February 2008. Accrued interest was exchanged for a warrant.	—	17,000
	73,946	94,249
Less current maturities	67,526	9,522

Long-term debt, less current maturities	$6,420	$84,727

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

7.     Long-Term Debt and Derivative Instruments (cont.)

Aggregate maturities of long-term debt and derivative instruments are as follows:

2009	$67,526
2010	1,369
2011	1,398
2012	1,131
2013	1,204
Thereafter	1,318

Total	$73,946

The Company entered into an Amended and Restated Credit Agreement dated June 30, 2006 for a new term loan and a revolving line of credit (see Note 6) through a financial institution.  The proceeds were used fund an acquisition of assets from Moark, LLC and its subsidiaries (see Note 2).

On October 19, 2007, the Company entered into a second amendment to the Amended and Restated Credit Agreement.  This amendment provided (1) an additional $2.5 million of a short-term revolving note due December 14, 2007, (2) deferred principal payments due October 20 and November 20, 2007, (3) required the Company to retain a financial adviser to evaluate strategic options, (4) modified the covenants for the period ending December 14, 2007, (5) restructured the revolving line of credit to reduce the swingline from $5 million to $2 million, amended the revolving note from $10 million to $13 million, and added a short-term revolving note due December 14, 2007 of $2.5 million.  The second amendment amended certain restrictive covenants requiring the Company to maintain: (1) current ratio beginning December 15, 2007 shall not be less than 1.0 to 1.0 provided; however, that from May 31, 2008 and forward, the ratio may not be less than 1.25 to 1.0; (2) working capital beginning on December 15, 2007 will not be less than $0 provided; however, that from May 31, 2008 and forward the working capital may not be less than $7,000; (3) leverage ratio beginning on December 15, 2007 shall not be permitted on the last day of any fiscal quarter for the four consecutive quarters ending on that date to be more than (a) for the periods ending August 31, 2007, November 30, 2007 and February 28, 2008, 5.0 to 1.0; (b) for the period ending May 31, 2008, and each fiscal quarter ending thereafter, 4.25 to 1.0, provided; however, that the leverage ratio shall be measured (x) for the quarter ending August 31, 2007 on the two fiscal quarters ending on such date on an annualized basis; and (y) for the fiscal quarter ending November 30, 2007, on the three consecutive fiscal quarters ending on such date on an annualized basis; (4) Fixed charge coverage ratio beginning on December 15, 2007, as of the last day of any fiscal quarter for the for consecutive fiscal quarters ending on that date, to be less than (a) for the periods ending August 31, 2007, November 30, 2007 and February 28, 2008, 1.0 to 1.0, and (b) for the period ending May 31, 2008 and each fiscal quarter thereafter, 1.25 to 1.0 provided; however, that the fixed charge coverage ratio shall be measured (x) for the quarter ending August 31, 2007, on the two consecutive fiscal quarters ending date on an annualized basis; and (y) for the fiscal year ending November 30, 2007, on the three consecutive fiscal quarters ending on such date on an annualized basis; (5) net worth beginning December 15, 2007 shall not be permitted to be less than $28 million plus forty percent (40%) of net

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

7.     Long-Term Debt and Derivative Instruments (cont.)

earnings (exclusive of all net losses) accumulated after August 31, 2006, plus one hundred percent (100%) of all equity contributed after August 31, 2006; (6) EBITDA may not be less than $850 per month.

On December 13, 2007, the Company entered into the First Extension Agreement of the Amended and Restated Credit Agreement and First and Second Amendment to the Amended and Restated Credit Agreement that extended the short-term revolving note maturity date to March 1, 2008.  Principal payments for Tranche A Loan and Tranche B Loan were deferred until maturity date of the applicable Tranche loan.  All financial covenants from the Second Amendment scheduled to commence December 15, 2007 were extended to March 1, 2008, except for the minimum monthly EBITDA covenant that was not affected by this extension.

On March 11, 2008, the Company entered into the Extension and Amendment Agreement of the Amended and Restated Credit Agreement and First and Second Amendment to the Amended and Restated Credit Agreement that extended all revolving note termination dates to July 31, 2008.  Principal payments for Tranche A Loan and Tranche B Loan shall be deferred until the maturity date of the applicable Tranche loan.  All financial covenants from the First Extension Agreement scheduled to commence March 1, 2008 were extended to July 31, 2008.  Commencing the month of March 2008, the minimum monthly EBITDA will be $1,000.

On August 29, 2008, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement that extended the revolving notes termination date to November 1, 2009.  All financial covenants from the Extension and Amendment scheduled to commence July 31, 2008 were extended to November 1, 2009.  The minimum monthly EBITDA of $1,000 is the only current covenant that the Company is required to maintain.  Included in the Third Amendment is a requirement to explore strategic alternatives for recapitalization, refinancing, or sale of all or substantially all of the assets of the Company in one or more transactions.  In addition, the agreement requires that the Company utilize any funds from a sale of the Company to repay outstanding debt and that all indebtedness be repaid on or before March 31, 2009.  Accordingly, this debt has been classified as a current liability.

As of August 31, 2008, the Company was in compliance with the single minimum monthly EBITDA covenant of $1,000.

However, due to certain benchmark requirements in the restated agreement, the Company has classified this line of credit as a current obligation in accordance with EITF D-23, “Subjective Acceleration Clauses and Debt Classification.”  See Note 7.

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

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

7.     Long-Term Debt and Derivative Instruments (cont.)

The interest rate collar agreement was originally embedded in its Corporate Bonds, Series 2000, which limited the variability of the interest rate on the bonds to a range of 8.46% to 7.31% and was determined to be clearly and closely related.  During 2005, the Company entered into a new financing agreement.  A portion of the proceeds from the new financing were used to retire the Corporate Bonds, Series 2000.  At the time the Corporate Bonds, Series 2000 were retired in September 2004, the interest rate collar agreement became a separate stand alone agreement.  As of August 31, 2008, the interest rate collar agreement, which terminates on July 10, 2010, has a notional amount of $14,280.  The interest rate collar agreement requires that the Company maintain a collateral account.  The fair value of the interest rate collar agreement is recorded as a reduction of the value of the collateral account in the accompanying consolidated balance sheets.

For the fiscal year ending August 31, 2008, the Company recognized a loss from the derivative of $557.  For fiscal year 2007, the Company recognized income from the derivative of $261.  Subsequent to the end of fiscal year 2008, the Company recognized income from the derivative of $913 in September 2008 and terminated the derivative October 22, 2008 resulting in a loss to the Company of $242.  The amounts resulting from these derivative transactions are recorded as a component of interest expense.

8.     Owners’ Equity

a.               Description of members’ equity – Upon conversion to a limited liability company, MIR’s patrons’ equity, including common stock, additional paid-in capital, qualified written notices of allocation and unallocated capital reserve have been converted into Class A Units of the Company.  As of August 31, 2008, there were 5,500,353 Class A Units outstanding.  Each unit holder holding a Class A Unit has the right to a pro rata share of the Company’s profits and losses, subject to any preferential rights of any other class of units the Company may issue in the future; receive distributions when declared by the Board of Managers ratable in proportion to units held, subject to any preferential rights of any other class of units the Company may issue in the future and to any applicable lender restrictions; and to vote on matters submitted to a vote of the Company’s members, if the unit holder is also a member.  Membership in the Company is available to any individual, corporation or other entity which acquires a minimum of 2,000 Class A Units and is approved for membership by the Board of Managers.  Each member has one vote for each Class A Unit held on matters submitted to the members for approval.  A member may not transfer units without approval by the Board of Managers or without compliance with or waiver of certain conditions and procedures.

In connection with the asset acquisition described in Note 2, the Company obtained assets valued at $5,000,000 in exchange for the issuance to LOL of 697,350 newly created Class B Units of the Company.  The Class B Units are designated and issued pursuant to, and shall be entitled to such rights, preferences and benefits which are set forth in the Certificate of Designation (the “Certificate”), which is incorporated as a part of the Company’s Limited Liability Company Agreement.  On June 30, 2006, LOL was admitted as a Class B member of the Company.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

8.     Owners’ Equity (cont.)

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

On February 15, 2008, the Company and LOL executed an agreement whereby the purchase price of the Egg Products Division of Moark was reduced by $17,000 and an equal amount of the subordinated note used to finance the acquisition was reduced.  The Warrant to Subscribe for and Purchase Units of Golden Oval (the “2006 Warrant”) was surrendered and cancelled as part of the purchase price reduction.  Additionally, the Company issued a warrant for the purchase of up to 880,492 newly authorized convertible preferred units in exchange for the forgiveness of accrued interest on the subordinated note.  The 697,350 Class B shares held by LOL were converted to Class A units per the agreement.

Basic earnings per member unit are computed by dividing income available to members by the weighted-average number of member units outstanding for the period.  Diluted earnings per member unit are computed based on net income divided by the weighted-average number of member units and potential member units.  Member unit equivalents include those related to share-based compensation, convertible notes and warrants.  The weighted-average number of member units outstanding for computing basic earnings per unit was 5,456,358 during the year ended August 31, 2008.  There were 880,492 potentially dilutive shares resulting in a diluted weighted average of 5,933,995 fully diluted member units for the year ended August 31, 2008.

b.              Noncontrolling interest – Noncontrolling interest represents the noncontrolling members’ proportionate share of the equity of AEI, LLC, the minority stockholders’ proportionate share of the equity of United Mills, and the patrons’ equity in Midwest Investors of Iowa, Inc.  At August 31, 2008 and 2007, the Company owned 68% of the equity and voting control of AEI, LLC, which requires that AEI, LLC’s operations be included in the consolidated financial statements of the Company.  At August 31, 2008 and 2007, the Company owned 33 1/3% of United Mills’ equity.  United Mills is accounted for as a variable interest entity in which the Company has been determined to be the primary beneficiary, which requires that United Mills’ operations be included in the consolidated financial statements of the Company.  At August 31, 2008 and 2007, the Company did not own any interest in Midwest Investors of Iowa, Inc.  Midwest Investors of Iowa, Inc. is accounted for as a variable interest entity in which the Company has been determined to be the primary beneficiary, which requires that Midwest Investors of Iowa, Inc.’s operations be included in the consolidated financial statements of the Company.  The 32% equity interest of AEI, LLC, the 66 2/3% interest of United Mills and the 100% interest of Midwest Investors of Iowa, Inc. not owned by the Company are shown as noncontrolling interest in the accompanying 2008 and 2007 consolidated financial statements.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

9.     Stock-Based Compensation

The Company has bonus and compensation plans in place for management.  Under these agreements management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for management bonuses during the year based upon the estimated amount that will be earned by year end.  Upon approval by the Board of Managers, the bonuses are paid to management.  The number of units to be issued is based upon the higher of the book or market value of the Class A Units at the time the bonus is awarded.  For the years ended August 31, 2008, 2007 and 2006, a total of 57,810, 20,895 and 107,203 Class A Units were issued to management at a per unit value of $4.50 for 57,810 units in 2008, $7.63 for 20,895 units in 2007 and $6.05 for 107,203 units in 2006, respectively.

The Class A Units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.  In the event that termination of the employee occurs, the Company will record any forfeiture of units as a reduction to compensation expense in the period in which the forfeiture occurs.  There were no forfeitures for the year ended August 31, 2008 or 2006.  There were forfeitures of 2,045 units for the year ended August 31, 2007. At August 31, 2008, A total of 57,810 units valued at $235 were subject to forfeiture.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the date they are granted.  For the years ended August 31, 2008 and 2007, a total of 11,666 units at a unit value of $1.87 and 12,000 units at a unit value of $2.60, respectively, were awarded.

Below is a summary of unit activity pursuant to these compensation plans for the years ended August 31, 2008, 2007 and 2006.

	2008		2007		2006
	Units	Grant Amount	Units	Grant Amount	Units	Grant Amount

Issued to management	57,810	$260	20,895	$159	107,203	$649
Issued to directors	11,666	22	12,000	31	14,000	98
Forfeitures	—	—	(2,045)	(13)	—	—

Total	69,476	$282	30,850	$177	121,203	$747

The value of units earned was $139, $84, and $1,063 for the years ended August 31, 2008, 2007 and 2006, respectively.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

10.   Related Party Transactions

The Company has entered into a grain handler agreement with a cooperative which has an ownership interest in the Company.  For the years ended August 31, 2008, 2007 and 2006, the Company has purchased services totaling $18,650, $12,939 and $8,782, respectively, from this cooperative, with accounts payable for these services of $548, $666 and $168 as of August 31, 2008, 2007 and 2006, respectively.

For the year ended August 31, 2008, the Company has purchased feed totaling $14,667 from United Mills.  These transactions were eliminated through consolidation of the financial statements as of and for the year ended August 31, 2008, as a result of the implementation of FIN-46R (see Note 3).

The Company leases land from a commonly managed cooperative and the Company holds a note receivable of $950 and mortgage for that land from the cooperative.  Rent expense totaled $78 for the year ended August 31, 2008.  Interest income totaled $76 for the year ended August 31, 2008.  These transactions were eliminated through consolidation of the financial statements as of and for the year ended August 31, 2008, as a result of the implementation of FIN-46R (see Note 3).

The Company had litter sales to a related party of $298, $307 and $262 for the years ending August 31, 2008, 2007 and 2006, respectively, which are included in other income in the accompanying consolidated statements of operations.

As a result of the Moark Acquisition completed on June 30, 2006, the Company issued 697,350 of its newly-created Class B Units to LOL.  See Note 2 for a description of the consideration paid by the Company in the Moark Acquisition.  The Certificate relating to the Class B Units provides that each Class B Unit is convertible at any time into one Class A Unit at the election of the holder.  As discussed in Note 8.a., on February 15, 2008, all Class B Units were converted to Class A Units per approval of the sole Class B shareholder. Therefore, as of August 31, 2008, LOL is the beneficial owner of 25% of the Company’s Class A Units based upon 5,500,353 Class A Units outstanding as of August 31, 2008.  As a result of its beneficial ownership, LOL is considered a related party for the purposes of this Note 10.  In addition to the Note and other agreements relating to payment of the purchase price, the Company and LOL (or its affiliates) also became parties to agreements as a result of the Moark Acquisition under which the Company paid or accrued as an expense the following amounts to LOL (or its affiliates) as of August 31, 2008 and 2007, respectively: egg supply agreement with Moark, LLC $15,310 and $28,680; research and development services agreement $143 and $266; sublease of Norco, California facility $147 and $154; trademark license agreements $136 and $8; transition and shared services agreement $1,068 and $2,738; and grain purchases $76 and $22.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

11.   Pension Plan

The Company has a defined contribution plan with a 401(k) feature which covers all full-time employees that have six months of eligible service.  Employees are permitted to contribute up to their individual permissible legal limits.  The Company may make, but is not required to make, a matching contribution to the plan of an amount and type determined each year.  The Company may also make, but is not required to make, a discretionary contribution to the plan for a plan year.  Contributions made by the Company to the plan totaled $685, $725 and $406 for the years ended August 31, 2008, 2007 and 2006, respectively.

12.   Commitments and Contingencies

a.               The Company has entered into agreements with two independent contractors who will care for and raise the Company’s Renville, Minnesota pullet flocks until they are old enough to be transferred into a layer facility and begin production.  One agreement was effective August 1, 2008 and may be terminated at any time with a 60 day notice, but will continue throughout the pullet grow out of any flock placed before the intended termination date.  The second agreement, effective July 9, 2008, will be on an initial term of three years beginning with the placement of the first pullet flock.  A 365 day notice of termination is required for this agreement.  The independent contractors are paid per acceptable pullet delivered to the layer facility.

b.              The Company leases certain equipment and land under various lease agreements that are classified as operating leases.  Rent expense for all operating leases amounted to $2,381, $2,093 and $712 for the years ended August 31, 2008, 2007 and 2006, respectively.

At August 31, 2008, future minimum rental commitments under non-cancelable operating leases are as follows:

2009	$1,441
2010	1,107
2011	851
2012	645
2013	369
Thereafter	677

$5,090

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

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

12.   Commitments and Contingencies (cont.)

On June 14, 2006, a Notice of Violation (“NOV”) was issued against the Company by the IDNR regarding alleged violations of the NPDES permit limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen.  Additional NOVs were issued on August 24, 2006 and November 13, 2006 relating to the same alleged NPDES permit violations for different time periods.

d.              On December 5, 2006, the Iowa Environmental Protection Commission referred the matter to the Iowa Attorney General to seek appropriate relief through the courts, which would include a judicial consent decree regarding a settlement on a civil penalty amount between the Company and the Iowa Attorney General.  On March 29, 2007, the Iowa Attorney General’s office filed suit against the Company requesting civil penalties injunctive relief against further NPDES permit violations.  A Consent Decree was issued July 14, 2008 that required the Company to pay a civil penalty of $200 within 10 days of the decree, permanently enjoined the Company from further violations of the Iowa code and NPDES permit, settlement of all violations and required the Company to complete improvements to its waste water treatment facility pursuant to the construction permit issued by the Iowa Department of Natural Resources on February 11, 2008 by April 30, 2009.  The anticipated cost of the waste water project is $2,500.  Effective with the Second Extension and Amendment agreement with CoBank, the Company is required to escrow funds at the rate of $200 per month, with CoBank acting as the escrow agent, for payment of the Thompson waste water project.  Effective August 28, 2008, the Third Amendment to the Amended and Restated Credit Agreement required the escrow payment for August 2008 to be $1,000 with the September 2008 through November 2008 escrow payments of $200 and the December 2008 final escrow payment to be $100.  As of August 31, 2008, the escrow balance was $1,682.

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

At August 31, 2008 and 2007, the Company maintained cash balances with financial institutions in excess of the federal deposit insurance limit.

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except unit data)

14.   Major Customers

At August 31, 2008, the Company has supply agreements for liquid egg products with three of its major customers, which expire at various times over the next five years.  Sales to these three customers are presented as follows as a percentage of total sales: 8%, 7% and 16% for the year ending August 31, 2008, 12.2%, 7% and 18.2% for the year ending August 31, 2007 and 23%, 14% and 31% for the year ending August 31, 2006.  The Company had balances due from these customers of $1,029, $829 and $3,047 at August 31, 2008, respectively, and $945, $1,423 and $1,909 at August 31, 2007, respectively.

The third customer discussed above has operations in Canada.  Sales to the non-U.S. subsidiary of this customer represented 1% and 4% of total sales for the years ending 2007 and 2006, respectively.  The Company had balances due from these non-U.S. sales of $84 at August 31, 2007.

15.   Quarterly Financial Data (unaudited)

Quarterly financial data is as follows (units in thousands):

					Basic		Diluted
					Weighted -		Weighted
		Operating	Net	Basic	Average	Diluted	Average
	Net	Income	Income	Earnings	Outstanding	Earnings	Outstanding
	Sales	(Loss)	(Loss)	Per Unit	Units	Per Unit	Units
Fiscal year 2008 quarter ended:
November 30, 2007	$53,203	$(357)	$(2,757)	$(0.51)	5,431	$(0.50)	5,431
February 29, 2008	55,335	(5,491)	9,290	1.71	5,431	1.67	5,566
May 31, 2008	56,649	4,437	2,751	0.51	5,431.43		6,512
August 31, 2008	52,859	2,310	575	0.11	5,443.04		6,324

	$218,046	$899	$9,859	$1.82	5,456	$1.67	5,934

Fiscal year 2007 quarter ended:
November 30, 2006	$48,617	$(960)	$(3,664)	$(0.68)	5,420	(0.68)	5,420
February 28, 2007	45,446	(3,025)	(4,749)	(0.88)	5,419	(0.88)	5,419
May 31, 2007	53,035	1,260	(1,020)	(0.19)	5,423	(0.19)	5,423
August 31, 2007	51,179	(3,284)	(5,740)	(1.05)	5,431	(1.05)	5,431

	$198,277	$(6,009)	$(15,173)	$(2.80)	5,423	$(2.80)	5,423

Fiscal year 2006 quarter ended:
November 30, 2005	$19,033	$1,913	$1,583	$0.34	4,689	0.34	4,689
February 28, 2006	19,082	973	545	0.12	4,689	0.12	4,689
May 31, 2006	19,217	1,052	532	0.11	4,698	0.11	4,698
August 31, 2006	36,306	115	(1,597)	(0.31)	5,168	(0.31)	5,168

	$93,638	$4,053	$1,063	$0.22	4,811	$0.22	4,811

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

(In Thousands, except per unit data)

16.   Subsequent Events

In September, 2008, the decision was made to close this location by December 31, 2008.  The Company expects to recognize approximately $585 of expense in the first fiscal quarter of 2009 for severance and other associated costs.

On December 15, 2008, the Company entered into a Purchase and Sale Agreement to sell essentially all assets, net of certain assumed liabilities, for $123,750.  The funds received from this sale will be used to repay debt.  This transaction is subject to regulatory and shareholder approval.