Form 10-Q
period 2008-11-30
GOLDEN OVAL EGGS LLC
filed 2009-01-20
CIK 1271285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008;

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

Yes ☐  No ☒

As of January 13, 2009, there were 5,493,131 of the Company’s Class A Units issued and outstanding.

Golden Oval Eggs, LLC

Form 10-Q

For The Quarter Ended November 30, 2008

PART I.   FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Balance Sheets

November 30, 2008 and August 31, 2008

(In Thousands)

	November 30, 2008	August 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,316	$4,289
Accounts receivable	14,831	15,861
Inventories	21,901	21,783
Restricted cash	1,554	2,212
Other current assets	1,277	1,229
Total current assets	40,879	45,374

Property, plant and equipment
Land and land improvements	11,649	11,649
Buildings	40,734	40,279
Leasehold Improvements	990	943
Equipment	71,920	72,275
Construction in progress	1,455	317
	126,748	125,463
Accumulated depreciation	(70,253)	(67,674)
Total property, plant and equipment, net	56,495	57,789

Other assets
Investments	1,732	1,733
Intangible assets, net	13,591	13,962
Goodwill	22,858	22,858
Note receivable	248	248
Total other assets	38,429	38,801

Total assets	$135,803	$141,964

See accompanying notes to consolidated condensed financial statements

	November 30, 2008	August 31, 2008
	(unaudited)
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$14,667	$16,261
Accounts payable	7,884	9,531
Accrued interest	564	500
Accrued compensation	2,286	3,005
Other current liabilities	3,145	2,720
Current maturities of long-term debt	65,450	67,526
Total current liabilities	93,996	99,543

Long-term debt, less current maturities	6,347	6,420

Members’ equity
Members’ equity	34,265	34,852
Non-controlling interest in consolidated entities	1,195	1,149
Total members’ equity	34,460	36,001
Total liabilities and members’ equity	$135,803	$141,964

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Operations

For the Periods Ended November 30, 2008 and 2007

(In Thousands, except per unit data)

(Unaudited)

	Three Months Ended
	November 30, 2008	November 30, 2007

Net sales	$52,397	$53,203

Cost of goods sold	48,142	49,118

Gross profit	4,255	4,085

Operating expenses	4,461	4,442

Loss from operations	(206)	(357)

Other income (expense)
Interest (expense)	(1,724)	(2,729)
Non-controlling interest in income (loss) of consolidated entities	11	(23)
Other income	1,305	352
Total other expense	(408)	(2,400)

Net loss	$(614)	$(2,757)

Weighted average net (loss) per members’ unit - basic	$(0.11)	$(0.51)

Diluted net (loss) per members’ unit	$(0.11)	$(0.51)

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Consolidated Condensed Statements of Cash Flows
For the Periods Ended November 30, 2008 and 2007

(In Thousands)
(Unaudited)

	Three Months Ended
	November 30,	November 30,
	2008	2007
Cash flows from operating activities
Net loss	$(614)	$(2,757)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,579	2,681
Amortization	371	474
Vesting of employee units	27	—
Gain on sale of property, plant & equipment	(2)	—
Non-controlling interest in income of consolidated entities, net of distributions	46	33
Changes in operating assets and liabilities
Accounts receivable	1,030	(1,246)
Inventories	(118)	61
Other current assets	(48)	(110)
Accounts payable	(1,647)	1,541
Accruals and other current liabilities	(230)	280
Net cash provided by operating activities	1,394	957

Cash flows from investing activities
Purchases of property, plant and equipment	(1,298)	(126)
Proceeds from sale of property, plant and equipment	15	—
Retirement of investment in other cooperatives	1	—
Net cash used by investing activities	(1,282)	(126)

Cash flows from financing activities
Net increase (decrease) in revolving line of credit	(1,594)	188
Payments of long-term debt	(2,149)	(733)
(Increase) decrease in restricted cash	658	(286)
Net cash used by financing activities	(3,085)	(831)
Net increase (decrease) in cash and cash equivalents	(2,973)	—
Cash and cash equivalents - beginning of period	4,289	—
Cash and cash equivalents - end of period	$1,316	$—

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $84 and $51 during 2008 and 2007, respectively	$1,724	$2,660
Supplementary disclosures of non-cash transactions
Forfeiture of stock compensation of departing employee	33	—

See accompanying notes to consolidated condensed financial statements

GOLDEN OVAL EGGS, LLC

Notes to Consolidated Condensed Financial Statements

November 30, 2008 and August 31, 2008

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

2. Basis of Presentation  The accompanying consolidated condensed balance sheet as of August 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at November 30, 2008 and for the three-month periods ended November 30, 2008 and 2007 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008. The results of operations for the period ended November 30, 2008 are not necessarily indicative of results to be expected for any other interim period or for the entire year.  There is a warrant outstanding which, if exercised, would result in the issuance of 880,492 Class A units.  These additional units have not been taken into consideration when calculating the loss per members’ unit-diluted on the Consolidated Condensed Statement of Operations.

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

	November 30, 2008	August 31, 2008
	(unaudited)
Hens and pullets	$15,143	$14,024
Eggs and egg products	4,177	3,987
Feed, supplies and other	2,581	3,772
Total inventories	$21,901	$21,783

4. Financing Agreements   Golden Oval Eggs, LLC, Midwest Investors of Iowa and GOECA, LP are parties to a Credit Agreement that was originally entered into on September 13, 2004, and subsequently amended.  With the last amendment effective August 29, 2008, the maturity date of $2,500 of a short term revolving note was extended from July 31, 2008 to March 1, 2009 and the commencement date of certain financial covenants was also extended to March 1, 2009.  We have historically financed our working capital needs through the Credit Agreement and, to the extent of our cash flow, from operations.  The Credit Agreement, as amended, requires the Company, among other things, to generate monthly EBITDA of at least $1,000 for the term of the Credit Agreement.  In addition, the amendment requires payments into an escrow account to fund improvements to wastewater processing facilities at the Thompson, Iowa location.  The amounts required and made are $200 per month for September, October and November and $100 for December. The Company was in compliance with all covenants under the Credit Agreement for each month in the quarter ended November 30, 2008 and as of November 30, 2007.  Included in the amendment is a requirement that any funds from a sale of the Company be utilized to repay all indebtedness on or before March 1, 2009.  Accordingly, all bank debt has been classified as a current liability.

5. Stock Based Compensation

The Company has bonus and compensation plans in place for management.  Under these agreements management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for management bonuses during the year based upon the estimated amount that will be earned by year end.  Upon approval by the Board of Managers, the bonuses are paid to management.  The number of units to be issued is based upon the higher of the book or market value of the Class A Units at the time the bonus is awarded.  For the three months ended November 30, 2008 and 2007, no Class A Units were issued to management.

The Class A Units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.  In the event that termination of the employee occurs, the Company will record any forfeiture of units as a reduction to compensation expense in the period in which the forfeiture occurs.  There was a forfeiture of 7,222 Class A Units for the three months ended November 30, 2008.  There were no forfeitures for the three months ended November 30, 2007.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the date they are granted.  For the three months ended November 30, 2008 and 2007 no units were awarded to the Board of Managers.

Below is a summary of unit activity pursuant to these compensation plans for the three months ended November 30th, 2008 and 2007.

	2008		2007
	Units	Dollars	Units	Dollars

Issued to management	—	$—	—	$—
Issued to directors	—	—	—	—
Forfeitures	(7)	(33)	—	—

Total	(7)	$(33)	—	$—

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

7. Capital Resources, Liquidity, and Sale of Substantially All Assets.   The Company is a party to an Amended and Restated Credit Agreement, as amended, with Metropolitan Life Insurance Company as lender and CoBank, ACB as lender and administrative agent (the “Credit Agreement”).  The Company has had limited access to capital under the Credit Agreement and the lenders under the Credit Agreement have modified certain financial covenants in order to allow compliance with these covenants by the Company.  Commencing in March 2008 the Company had undertaken an evaluation of strategic alternatives as required under its credit agreements.  On September 12, 2008, the Company signed a letter of intent to sell substantially all of its assets to Rembrandt Enterprises, Inc. for $123.750 and the assumption of certain liabilities, with a subsequent adjustment for working capital.  The Company intends to use the proceeds of the sale to satisfy its obligations to lenders under its credit agreements which have a current expiration date of March 1, 2009 for the revolving portion of the loans.  A definitive agreement was subsequently signed as of December 15, 2008 and is more fully described in a report on Form 8-K filed December 15, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on current expectations, beliefs, intentions or future strategies of the management of Golden Oval Eggs, LLC (“we”, “us”, “our”, or the “Company”). When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Quarterly Report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements.  If our management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in Part I, Item 1A. “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, as well as those identified in other filings with the Securities and Exchange Commission.  Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements to reflect future events or developments.

The following is a discussion and analysis of our financial condition and results of operations as of and for the three month periods ended November 30, 2008 and 2007. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended August 31, 2008.

Summary

Golden Oval Eggs, LLC is a Delaware limited liability company, primarily engaged in the business of producing, processing, marketing and distributing egg products. The Company operates five production facilities in the United States.  It maintains its headquarters in Renville, Minnesota and a sales office in Plymouth, Minnesota.

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

The Company’s cost of production is materially affected by feed, purchased egg and purchased liquid egg costs, which averaged approximately 69% of the Company’s direct production costs in the first quarter of fiscal 2009.

Results of Operations

Net Sales.  Net sales for the first quarter of fiscal 2009 were $52.4 million, a decrease of $0.8 million, or 1.5% less than the first quarter in the prior fiscal year. Pounds sold in the first quarter were 65.9 million, a decrease of 12.8 million, or 16.3% less than the same period year ago. The decrease in pounds sold was experienced in all channels in which the Company sells product.  The average selling price per pound sold increased from $0.673 to $0.726, an increase of $0.053, or 7.9%, as a result of higher selling prices, as well as an improved product mix.

Cost of goods sold. Cost of goods sold for the first quarter of fiscal 2009 was $48.1 million, a decrease of $1.0 million, or 2.0%, as compared to the first quarter of fiscal 2008. The decrease was due largely to reduced sales volumes which result in reduced purchases of eggs and liquid eggs, as well as other raw materials in response to lower requirements.

Operating expenses. Operating expenses for the first quarter of fiscal 2009 were $4.5 million, nearly unchanged compared to the first quarter of fiscal 2008.  A decline in spending as a result of the withdrawal from retail markets and the termination of the license agreement with Land O’ Lakes was offset by a charge of $(.6) million resulting from the complete closure of the Millersburg, Ohio facility, which had been previously impaired when operations were significantly curtailed in response to a loss of the egg supply on favorable economic terms.

Total other expense. Total other expense for the first quarter of fiscal 2009 was $0.4 million, a decrease of $(2.0) million from the prior year period.  Interest expense declined $(1.0) million with $(0.5) million due to the elimination of interest on the Land O’ Lakes subordinated note eliminated in February 2008, with lower charges due to lower interest rates on the variable portion of the debt accounting for the majority of the remainder.  Other income increased $1.0 million due primarily to the refund of collateral on the interest rate derivative exited by the Company in the quarter.

Income Taxes.   As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes. Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income or loss as an item of income for the purposes of their own federal income tax returns.

Net Income.  Operations for the first quarter ended November 30, 2008 resulted in a loss of $(0.6) million, or a loss of ($0.11) per basic and diluted members’ unit, as compared to a loss of $(2.7) million, or $(0.51) per basic and diluted members’ unit for the quarter ended November 30, 2007.

The Company’s financial performance in the current quarter may not be indicative of future quarters due to seasonal factors and volatility in both selling prices and cost of materials purchased, as well as industry factors in an intensely competitive industry.

Liquidity and Capital Resources

The Company’s working capital at November 30, 2008 was $(53.1) million compared to $(54.0) million at August 31, 2008.   In both cases, amounts due under the credit agreements have been accelerated, as they are anticipated to be paid from the proceeds of the sale of substantially all of the Company’s assets, anticipated to close less than twelve months from the end of the prior fiscal year. In both periods, absent the acceleration, the Company’s working capital would be positive.  The Company’s current ratio was 0.4 at November 30, 2008 compared to 0.5 at August 31, 2008, also affected by the debt acceleration.  Without the acceleration, in both periods the Company’s current ratio would exceed 1.0.

Effective August 29, 2008, the Company entered into an amendment to its credit agreements that provided for the resumption of principal payments on its Tranche A and Tranche B Term Loans, in the aggregate amount of $692,000 per month, extended the termination date on a $2.5 million short term note to March 1, 2009, extended the termination date of the revolving line of credit to March 1, 2009, and required monthly deposits into an escrow account to be used for improvements to the Thompson, Iowa waste water processing facility.  The payments are $200,000 for September 2008, October 2008 and November 2008 and $100,000 for December 2008.  All payments were made. The Company is also required to maintain a minimum EBITDA of $1.0 million for each month through March 1, 2009.  No events of default have been declared in the period ending November 30, 2008.  The Company is current on all interest and principal payments, including those to the trustee for the bonds.

As previously reported, on December 15, 2008, the Company entered into a definitive agreement to sell substantially all of its assets for $123.75 million plus the assumption of certain liabilities, to be adjusted for working capital at close.  The transaction is anticipated to close within the first calendar quarter of 2009 subject to regulatory approvals and an affirmative vote of the Company’s unit holders.

The Company’s long-term debt at November 30, 2008, including current maturities, was $71.8 million compared to $73.9 million at August 31, 2008. As of November 30, 2008, $14.7 million has been drawn against the $17.5 revolving line of credit, compared to $16.3 million as of August 31, 2008. Substantially all trade receivables and inventories collateralize the Company’s line of credit, and property, plant and equipment collateralize the Company’s long-term debt under its credit agreement.

Net cash flow from operations was $1.4 million for the first quarter of fiscal 2009 compared to $1.0 million in the first quarter of fiscal 2008. Principal payments on long-term debt for the first quarter of fiscal 2009 were $2.1 million and additions to fixed assets were $1.3 million.  There were no distributions to unit holders during the first quarter of fiscal 2009.  An additional $0.3 million was added to restricted cash to provide for principal and interest payments on the 1999 and 2001 bonds due in January 2009 and an additional $0.6 million was deposited into the escrow account to fund improvements at the Thompson, Iowa wastewater processing facility.

Critical Accounting Policies and Estimates

The above discussion and analysis of our results of operations and financial condition are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events may change and even the best estimates and judgments may require adjustment. For a complete description of the Company’s significant accounting policies, please see Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008. There have been no changes to critical accounting policies identified in our Annual Report on Form 10-K for the year ended August 31, 2008.

Impact of Recently Issued Accounting Pronouncements

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report form 10-K for the year ended August 31, 2008 for a discussion of the impact of recently issued accounting pronouncements

  In December 2007, the FASB approved the issuance of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed noncontrolling interests. SFAS 160 requires noncontrolling interest to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the noncontrolling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect adoption of SFAS 160 to have any impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for business combinations. SFAS 141R is effective for annual periods beginning after December 31, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on our accounting for business combinations once adopted on December 15, 2008.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133. FAS 161 establishes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of statement 133. The effective date for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 which for us begins with our 2010 fiscal year. Golden Oval is reviewing FASB 161 but anticipates very little impact to the Company.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity's accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FAS No. 142-3 will have on our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and Chief Financial Officer, Thomas A. Powell, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that there is a continuing deficiency in the Company’s disclosure controls and procedures as described in Part II, Item 9A “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.  As a result of this deficiency, the Company’s filing of this Quarterly Report on Form 10-Q was not timely.  As of December 15, 2008, the Company has entered into a definitive agreement to sell substantially all of the Company’s assets to a non-reporting Company, and has chosen to devote its limited resources to the preparation of a proxy for a unit holder vote currently anticipated to take place in the second quarter of fiscal 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 for a discussion of certain legal matters related to the Company.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes in the risk factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.  Readers are urged to consider that information when analyzing the material contained in this report.

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

Date: January 20, 2009