Form 10-K/A
period 2008-08-31
GOLDEN OVAL EGGS LLC
filed 2009-01-28
CIK 1271285

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☐	Non-Accelerated Filer ☒
(Do not check of a smaller reporting company)

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

As of January 21, 2009, there were outstanding 5,522,742 Class A Units.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Description of Amendment

This Amendment No. 1 to the Annual Report on Form 10-K of Golden Oval Eggs, LLC is being filed to provide the information called for by Items 10-14 of Part III of Annual Report on Form 10-K for the year ended August 31, 2008.  Therefore, Items 10-14 of Part III are hereby amended to read as stated below.

This Amendment No. 1 to the Annual Report on Form 10-K of Golden Oval Eggs, LLC is also being filed to report certain information under Part II, Item 9B of Annual Report on Form 10-K for the year ended August 31, 2008 as set forth below.

PART II

ITEM 9B.               OTHER INFORMATION

                On January 27, 2009 we entered into amended and restated employment agreements with each of Dana Persson, our President/Chief Executive Officer, Thomas A. Powell, our Chief Financial Officer, and Robert A. Harrington, our Chief Operating Officer and Executive Vice President of Marketing.  These three individuals are our “Named Executive Officers,” as defined below.  The terms of the amended and restated employment agreements are summarized below under Item 11 “Executive Compensation — Employment Agreements and Post-Employment Compensation.”

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Under our Limited Liability Company Agreement, the number of managers is to be set by the Board of Managers, but may not be less than five.  The Board has set the number of managers at seven.  We currently have six managers and one vacancy. Our Limited Liability Company Agreement provides that the Board of Managers is classified into three classes, the members of each class to serve for a staggered term of three years. As the term of each class expires, the successors to the managers in that class will be elected for a term of three years. Below is certain biographical and other information regarding our managers.

Information Regarding Our Managers

Name and Address	Age	Position	Term Expires
Chris Edgington	48	Manager, Chairman of the Board	2011

Marvin Breitkreutz	66	Manager	2011

Mark Chan	50	Manager	2011

Howard Dahlager	61	Manager, Vice Chairman of the Board	2009

Loren Norgaard	59	Manger	2009

Paul Wilson	54	Manager, Secretary/Treasurer of the Board	2010

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

Paul Wilson.  Mr. Wilson began serving as a manager March 15, 2005 and is currently the Secretary/Treasurer of the Board.  Since 2000, Mr. Wilson has been Vice-President/Loan Officer of the F & M Bank in Clarkfield, Minnesota, where he has been employed since 1998.  A fifth generation farmer, he has experience raising grain and turkeys on his family farm.  Currently, Mr. Wilson serves on the boards of the Economic Development Association and the Upper Minnesota Valley Business Development Association.  Mr. Wilson served on the Clarkfield Charter School Board and is President of the Clarkfield Lions Club.

Committees of the Board of Managers

Our Board of Managers has appointed a Compensation Committee, an Audit Committee, and a Nominating Committee.

The Compensation Committee makes recommendations to our Board of Managers regarding equity and compensation plans, approves certain transactions with officers and managers, and grants awards of our Class A Units.  The Compensation Committee operates under a written charter adopted on November 29, 2006 that may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com.  Messrs. Wilson, Dahlager and Edgington currently serve as the members of the Compensation Committee.  The Compensation Committee met once in fiscal year 2008.

The Audit Committee selects the independent auditors, reviews the scope of audit and other services by the independent auditors, reviews the accounting principles and auditing practices and procedures to be used for our financial statements and reviews the results of those audits.  The Audit Committee operates under a written charter adopted on November 29, 2006 that may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com.  Messrs. Norgaard, Chan and Breitkreutz serve as members of the Audit Committee.  While none of the current members of the Audit Committee qualify as an “audit committee financial expert” within the meaning of Securities and Exchange Commission regulations, the Board of Managers believes that the members of the Audit Committee collectively have such knowledge and expertise to perform their duties as members of the Audit committee.  The Audit Committee met once in fiscal year 2008.

The Nominating Committee recommends nominees to our Board of Managers. Messrs. Norgaard, Wilson, and Dahlager served as the members of the Nominating Committee for the selection of nominees for election at the April 2008 annual meeting.  Currently, Mr. Breitkreutz is the sole member of the Nominating Committee.  The Nominating Committee acts under a written charter adopted on November 29, 2006 that may be found by following the “Board of Managers” link under the “Company” section of our website at www.goldenovaleggs.com.  The Nominating Committee met four times in fiscal year 2008.

Compensation Committee Report

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

The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K for the year ended August 31, 2008 entitled Compensation Discussion and Analysis (the “CD&A”) with management.  In reliance on this review and discussion, the Compensation Committee recommended to the Board of Managers that the CD&A be included in this Annual Report on Form 10-K for the year ended August 31, 2008 for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Managers

Paul Wilson, Howard Dahlager and Chris Edgington

Information Regarding Our Executive Officers

Below is certain biographical and other information regarding our current executive officers.

Name	Age	Position
Dana Persson	51	President/Chief Executive Officer
Thomas A. Powell	57	Chief Financial Officer
Robert A. Harrington	48	Chief Operating Officer and Executive Vice President of Marketing

Dana Persson.  Mr. Persson served as our President and Chief Executive Officer from our formation as a cooperative in 1994 through the conversion of the cooperative to our limited liability company and through to the present. He presently serves on the board of directors of Parthenon Risk Partners.  Prior to 1994, he served as President/CEO of Co-op Country Farmers Elevator of Renville, Minnesota, and general manager of a number of grain marketing and farm supply cooperatives in Minnesota. Mr. Persson has a degree in Agricultural Business from Ridgewater College in Willmar, Minnesota.

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

Robert A. Harrington.  Mr. Harrington was appointed as our Chief Operating Officer and Executive Vice President of Marketing on  May 23, 2006. From April 2006 to May 2006, Mr. Harrington was a consultant to us focusing on the creation of the business and acquisition/integration plan.  From April 2003 to March 2006, Mr. Harrington served as Senior Vice President of Sales & Marketing for Novartis Nutrition Corporation in Minneapolis, Minnesota.  From October 2000 to March 2003, Mr. Harrington was Senior Vice President of Sales of Novartis Nutrition Corporation in Minneapolis.  Novartis Nutrition Corporation, a subsidiary of Novartis AG, Basel, is a global pharmaceutical and consumer healthcare products company.  Mr. Harrington earned a B.S. in Business Administration from Minnesota State University Mankato.

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

To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended August 31, 2008, all Section 16(a) filing requirements applicable to our insiders were complied with.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis describes our compensation objectives and policies as applied to the following executive officers who are referred to in this Annual Report on Form 10-K as the Named Executive Officers:

•                  Dana Persson, our Chief Executive Officer;

•                  Thomas A. Powell, our Chief Financial Officer; and

•                  Robert A. Harrington, our Chief Operating Officer.

This section is intended to provide a framework within which to understand the actual compensation awarded to or earned by the Named Executive Officers during 2008, as reported in the compensation tables and accompanying narrative sections appearing elsewhere in this Item 11 of our Annual Report on Form 10-K.

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

Role of Compensation Consultant and Management in the Compensation Process

Under the Compensation Committee’s charter, the Compensation Committee has the authority to retain, at the Company’s expense, such independent counsel or other advisers as it deems necessary to carry out its responsibilities.  In July 2006, the Compensation Committee selected The Stanton Group, an executive compensation consultant, to assist it in determining the amount and form of executive officer for fiscal year 2007.  In determining to engage The Stanton Group, the Compensation Committee considered matters bearing upon the independence of The Stanton Group, including the fact that to the Compensation Committee’s knowledge, The Stanton Group did not perform work for any of our management, either personal in nature or relating to our executive compensation.

The consultants provided information from peer companies in the food business with similar numbers of employees that was used in the Compensation Committee’s deliberations on setting executive compensation to reflect the larger and more complex organization that resulted from the Moark transaction.  Although there was no transaction of a similar nature in fiscal 2008, the Stanton Group was utilized to ensure that the design of the compensation system and metrics were indeed appropriate to align the interests of the unitholders and the executives.

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

Base Salaries

Mr. Persson’s base salary for 2008 was $350,000 under the terms of the Employment Agreement with him.  Mr. Powell’s and Mr. Harrington’s base salaries for 2008 were $240,000 each.  All three base salaries were unchanged from 2007 levels.  The Compensation Committee believes the base salaries for each of the Named Executive Officers remain near the median for their respective positions, at peer companies.

Design of Bonus Programs

Under their Employment Agreements, the Named Executive Officers are eligible for two forms of incentive compensation, which we refer to as short-term and long-term:

The short-term incentive compensation consists of a potential cash bonus, the amount of which is determined based upon the achievement of the Named Executive Officers against performance objectives established by the Board of Managers. For fiscal 2008, the performance objectives were based on the Company’s EBITDA.  As discussed below, the measuring period for EBITDA for purposes of the 2008 bonus was changed from a fiscal to a calendar year basis in August 2008.  Under this program, Mr. Persson earns a bonus if calendar year EBITDA is above a minimum amount, up to a maximum bonus of 55% of his base salary if calendar year EBITDA equals or exceeds a target amount.  This program functions in the same manner for Messrs. Powell and Harrington,  except that the maximum bonus they could earn at EBITDA equal or greater than the target amount is 45% of their respective base salaries.

The long-term incentive compensation consists of a potential bonus based on our return on equity (ROE) for calendar year 2008, with ROE defined as our net income for the calendar year divided by our equity at the end of the previous calendar year.  As discussed below, the measuring period for ROE for purposes of the 2008 bonus was changed from a fiscal to a calendar year basis in August 2008.  Calendar year net income means the net income reported in the statement of operations for the calendar year with any appropriate adjustments for any non-recurring income or expense or other exogenous event as determined by the Board of Managers in its sole discretion.  However, no adjustment would be made for the amount of any bonuses to management that has been deducted in calculating the statement of operations.  As our ROE increases, so does the bonus that may be earned by the Named Executive Officers, which is calculated as a percentage of the Named Executive Officer’s salary.  No ROE Bonus will be paid below a 4.0% ROE.  Unless waived by the Board of Managers in its discretion, the maximum that may be earned as an ROE Bonus is 200%, 150% and 150% of the respective annual base salary for Messrs. Persson, Powell and Harrington, respectively.

For Messrs. Persson, Powell and Harrington, the aggregate amount of the ROE Bonus is paid 50% in cash and 50% in our Class A Units, with the number of Class A Units we issue in settlement of any ROE Bonus based on the higher of book or market value of the units at the time the bonus is awarded.  Book value will be determined by the most recent year-end financial statements.  Market value is be determined by the average price of the Class A Units that have traded in the secondary market during the preceding fiscal year.  However, due to the pending sale of our assets, transferability of Class A Units was suspended in April 2008, removing a market based value.  The Compensation Committee has decided to use $4.50 per Class A Unit as the value to determine the number of units awarded, which is aligned with the equity valuation in the pending asset sale.

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

In addition to the short and long term incentive compensation, pursuant to the amended and restated Employment Agreements, each Named Executive Officer is eligible for bonus payments in the event of a Sale of the Company or a Change of Control, described below under “Employment Agreements and Post-Employment Compensation.”

Perquisites

The Compensation Committee does not believe that personal benefits or perquisites (i.e. “perks”) are appropriate as a significant element of compensation for the Named Executive Officers, in particular because perks are not conditioned upon performance and are not based upon the contribution of an executive officer to our business.  For fiscal year 2008, the only personal benefit we provided was the use of a vehicle to each of the Named Executive Officers.

Changes in Compensation Programs for Fiscal 2008

In August 2008, the Compensation Committee approved a change in the measurement period for both the short term and long term incentive periods to a calendar year basis rather than a fiscal year basis.  The reason to do so is to align the financial performance used to compensate executive management with what our unitholders see when they file their taxes, which is generally on a calendar year basis.  As a pass through entity, the company pays no federal or state income taxes.

Additionally, in August 2008, the Compensation Committee approved short term incentive targets based exclusively on the Company’s EBITDA, or earnings before interest, taxes, depreciation and amortization.  This measure is an important metric used in capital markets to value companies, and by banks and other lenders when determining the amount of debt they are willing to provide.  Given the challenges the company faced from its lenders, an alignment on this key measure was deemed appropriate.

The foregoing two changes were formalized in the amended and restated Employment Agreements.  The terms of the amended and restated Employment Agreements are summarized below.

Elements of Post-Termination Compensation

We have entered into an employment, non-competition, and severance agreement relating to employment and severance benefits with each of the Named Executive Officers.  Our practice has been to enter into a standard form of agreement with each person appointed by the Board of Managers as an executive officer.  See “Employment Agreements and Post-Employment Compensation” of this Item 11 of this Annual Report on Form 10-K for a discussion of the terms of the employment agreement and the value of benefits payable under the employment agreements with the Named Executive Officers.

Impact of Regulatory Requirements

In determining the compensation policies, programs and actions to be taken by us with respect to executive compensation, the Compensation Committee considers the impact of accounting rules, securities rules and tax rules, including the requirements of Section 162(m) of the Internal Revenue Code that limits income tax deductions for certain compensation exceeding $1,000,000 paid in any taxable year to Named Executive Officers.  We have not been limited in our deduction for compensation expenses under Section 162(m) of the Internal Revenue Code in fiscal year 2008 or in any prior fiscal year.

Our unit granting policies have been impacted by the implementation of SFAS No. 123R, which we adopted on September 1, 2007, the beginning of our fiscal year 2007.  Under this accounting pronouncement, we are required to value restricted Class A Units granted prior to our adoption of SFAS No. 123R under the fair-value based method and expense those amounts in the income statement over the remaining vesting period.  During fiscal year 2008, we determined to pay short-term incentive compensation in cash, rather than half in cash and half in our Class A Units.  This determination was made in part because of the treatment of this compensation under SFAS No. 123R, as well as the tax treatment of this compensation to the Named Executive Officers.

Recently, regulations regarding deferred compensation were finalized by the IRS.  Those regulations subject some severance payment plans or arrangements to the operational requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code).  Participants in plans that fail to satisfy the operational requirements of Code Section 409A as of December 31, 2008 are subject to increased income taxes, and sponsoring companies could face penalties for failing to withhold and remit the applicable tax to the IRS.  The severance payment arrangements contained in the amended and restated Employment Agreements are intended to fall within certain safe harbors described in the Code Section 409A regulations.

Summary Compensation Table

The following table shows information concerning compensation earned for services in all capacities during the fiscal year for (i) Dana Persson, who served as our Chief Executive Officer in 2008; (ii) Thomas A. Powell, who served as our Chief Financial Officer in 2008; and (iii) Robert A. Harrington, the only other most highly compensated executive officer of our company whose total compensation was at least $100,000 (together referred to as our “Named Executive Officers”).  As discussed above, during the course of fiscal 2008 the measuring period for our incentive compensation program was changed from a fiscal to a calendar year.  Thus, for purposes of disclosing the short and long-term incentive compensation, the following disclosure is of amounts earned based on the calendar year results, which includes the first quarter of our fiscal 2009 (note that the incentive compensation amounts below are estimates based on preliminary results for 2008; the final incentive compensation numbers may differ).

Name Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Dana Persson Chief Executive Officer	2008	$350,000	$216,891	$49,545	$40,412	$656,848

Thomas A. Powell Chief Financial Officer	2008	$240,000	$119,368	$25,484	$16,448	$401,300

Robert A. Harrington Chief Operating Officer	2008	$240,000	$119,368	$25,484	$27,936	$412,788

(1)           The bonus amounts include the following for the Named Executive Officers:

Named Executive Officer	Short-term incentive bonus	Long-term incentive bonus (a)
Dana Persson	$167,346	$49,545
Thomas A. Powell	$93,888	25,480
Robert A. Harrington	$93,888	$25,480

           (a)                The amount for the long-term incentive bonus represents the 50% portion of the total bonus that is paid in cash (rounded up to the nearest dollar).

(2)           The amounts shown in this column reflect the value (assuming a value of $4.50 per Unit) of the Class A Units issued to the Named Executive Officers in satisfaction of 50% of their long-term incentive bonus, with fractional Units rounded up to the next whole Unit.  The actual number of Units to be issued (subject to potential adjustment as noted above) are:  11,010 (Persson), 5,663 (Powell) and 5,663 (Harrington).

(3)           Includes the following for the Named Executive Officers:

Named Executive Officer	Value of Company Provided Vehicle	Company Match for 401(k) Plan	Company Paid Insurance
Dana Persson	$11,532	$20,696	$8,184
Thomas A. Powell	$2,129	—	14,319
Robert A. Harrington	$5,352	$14,400	$8,184

Grants of Plan-Based Awards in 2008

The following table sets forth certain information concerning incentive plan opportunities for the Named Executive Officers during the fiscal year ended August 31, 2008.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dana Persson (1)	09/01/04	1,750	175,000	350,000	389	38,889	77,778
Dana Persson (3)	09/01/04	3,500	96,250	192,500	—	—	—
Thomas A. Powell (1)	08/01/07	1,200	90,000	180,000	267	20,000	40,000
Thomas A. Powell (3)	08/01/07	2,400	54,000	108,000	—	—	—
Robert A. Harrington (1)	05/23/06	1,200	90,000	180,000	267	20,000	40,000
Robert A. Harrington (3)	05/23/06	2,400	54,000	108,000	—	—	—

(1)                                  The first three amounts in these rows represent the cash portion of long term incentive bonuses that could have been earned by the Named Executive Officers under their respective employment agreements relating to return on equity in calendar year 2008. Target bonus amount represents achievement of mid-point of matrix associated with return on equity bonus. See the Summary Compensation Table, above, for detail about the estimated long-term incentive bonus earned in 2008.

(2)                                  Represents portion of the long term incentive bonus payable in restricted Class A Units that could have been earned by the Named Executive Officers under their respective employment agreements relating to return on equity in calendar year 2008. The number of Class A Units that could have been issued is typically based on the higher of book or market value of the units at the time the bonus is awarded. However, for purposes of this table, since transferability of units was suspended in April 2008 and the Company has entered into an agreement to sell substantially all of the assets of the Company as of December 2008, we have used $4.50 per Class A Unit to approximate the value of the transaction to the Company.  See the Summary Compensation Table, above, for detail about the estimated long-term incentive bonus earned in 2008.

(3)                                  Represents the short-term incentive compensation that could have been earned by the Named Executive Officers under their respective employment agreements. See the Summary Compensation Table, above, for detail about the estimated short-term incentive bonus earned in 2008.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information concerning equity awards of our Class A Units outstanding to the Named Executive Officers at August 31, 2008.

	Unit Awards
Name	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (1)
Dana Persson	4,054	$18,243
Thomas A. Powell	—	—
Robert A. Harrington	919	$4,136

(1)           Fair market value is $4.50, based on the equity valuation in the asset sale transaction.

2008 Options Exercises and Units Vested

The following table sets forth certain information concerning lapse of restrictions on transfer and termination of forfeiture restrictions (that is, vesting) of Class A Units during fiscal 2008 for the Named Executive Officers.  We have not granted any of the Named Executive Officers options to purchase our Class A Units.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Dana Persson	5,600	25,200
Thomas A. Powell	—	—
Robert A. Harrington	892	4,014

(1)           Fair market value is $4.50, based on the equity valuation in the asset sale transaction.

Employment Agreements and Post-Employment Compensation

On January 27, 2009, we entered into amended and restated employment agreements with our President and Chief Executive Officer Dana Persson,  our Chief Operating Officer Robert A. Harrington

and our Chief Financial Officer Thomas A. Powell.  Each agreement has an initial term ending December 31, 2009.  We will pay Mr. Persson an annual base salary of $350,000 and Messrs. Harrington and Powell each an annual base salary of $240,000.  Collectively, the amended and restated employment, non-competition and severance agreements with Messrs. Persson, Harrington and Powell are referred to as the “Employment Agreements.”

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

Sale of the Company	shall mean a sale of all or substantially all of the assets of the Company to a third party or a sale of all or substantially all of the ownership interests to a third party.

Change in Control	shall mean a transaction in which the current ownership group of the Company ceases to own, directly or indirectly, greater than 50% of the issued and outstanding equity interests of the Company.

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

Under the Employment Agreements, each executive is eligible for a short term incentive bonus based on the Company’s calendar year EBITDA.  Mr. Persson may earn up to 55% of his annual base salary and Messrs. Powell and Harrington may each earn up to 45% of their respective annual base salaries.  The short term incentive bonus will be paid in cash no later than 30 days after the financial statements are approved by our Board of Managers.  In the event of a Sale of the Company or a Change of Control, the short term incentive bonus is calculated on a pro-rata basis as of the closing, and paid within 75 days following closing.

Under the Employment Agreements, each executive is eligible for a bonus based upon on our return on equity for each calendar year.  For Mr. Persson the maximum bonus is 200% of his annual base salary and for Messrs. Powell and Harrington, the maximum bonus is 150% of their respective annual base salaries.  In each case, our Board of Managers has the discretion to waive the maximum.

ROE Bonuses will be paid 50% in cash and 50% in our Class A Units. The number of Class A Units that will be issued will be based upon the higher of book or market value of the Class A Units at the time the bonus is awarded. The cash portion of any bonus will be paid no later than 30 days after the financial statements are approved by our Board of Managers unless deferred by the executive to the next tax year.  In the event of a Sale of the Company or a Change of Control, the ROE Bonuses are calculated on a pro-rata basis as of the closing, and are paid within 75 days following closing.

The Class A Units portion of any bonus (the “Bonus Units”) will be issued as of the beginning of the calendar year.  For a period of one year from the effective date of issuance, the Bonus Units are nontransferable and subject to forfeiture to us upon termination of the executive officer’s employment for cause or termination of the executive’s employment at the executive’s election upon written notice (each, a “Forfeiture Event”).  After one year and until two years after the effective date of issuance, two-thirds of the Bonus Units are nontransferable and subject to forfeiture upon the occurrence of a Forfeiture Event. After two years and until three years after the effective date of issuance, one-third of the Bonus Units are nontransferable and subject to forfeiture upon the occurrence of a Forfeiture Event. The restrictions on transferability and forfeiture provisions terminate at the end of three years after the effective date of issuance to the executive officers, upon the occurrence of a change in control of us resulting in a different group of owners obtaining governance rights to elect a majority of the Board of Managers, or upon retirement at age 59 1/2 years of age or older.

Under the Employment Agreements, if there is a Sale of the Company or a Change of Control, each Named Executive Officer will paid an amount equal to 0.5% of the member’s gain on ownership in the transaction, whether in cash or equity interests (referred to as the “Member’s Gain on Equity”), measured by using the transaction value to determine the new equity value of the Company less the book value immediately prior to the transaction and less any costs directly related to the transaction.

The pending sale of our business assets to Rembrandt Enterprises Inc., if completed, would constitute a Sale of the Company.  In the transaction with Rembrandt, we estimate that there will be no Member Gain on Equity and thus, if the transaction with Rembrandt is completed, Messrs. Persson, Harrington and Powell would not receive any payment under the foregoing provisions.

The Employment Agreements terminate upon the first to occur of the last day of the employment term if either party has given notice to the other of non-renewal, a date specified by either party in a written notice to the other, the death or permanent disability of the executive officer, “for cause” as defined in the Employment Agreements or by mutual agreement of the executive officer and us.

If the employment term is terminated other than by the executive officer’s death or disability, we are obligated to pay such executive officer an amount equal to his base salary, in normal salary payment intervals, for a severance period or for as long as the provisions regarding non-competition are in effect and the executive officers complies with the covenants set forth in the Employment Agreement.  For Mr. Persson the severance period is 24 months and for Messrs. Harrington and Powell the severance period is 12 months. We will also provide the executive officers with group benefits during this severance period.  If the employment term is terminated, other than by death or disability, within 90 days of the closing of a Sale of the Company or Change of Control then the foregoing severance payments are due in one lump sum within 30 days after the closing of the Sale of the Company or Change of Control.

If an executive officer’s employment was terminated other than by his death or disability as of January 28, 2009 and no event occurred resulting in termination of the transferability and forfeiture restrictions applicable to any Bonus Units held by the executive officer, we estimate that the value of the benefits under the Employment Agreements would have been as follows based upon his annual base salary for fiscal year 2009:

	Termination Other Than Death/Disability (No Termination of Restrictions on Bonus Units)
Executive Officer	Severance Payments	Value of Group Benefits(1)
Dana Persson	$700,000	$89,702
Thomas A. Powell	$240,000	$27,751
Robert A. Harrington	$240,000	$27,751

(1)	This reflects the cost to the Company of providing the group benefits, and assumes the Company continues in existence after the termination.

If an executive officer’s employment was terminated other than by his death or disability as of January 28, 2009 and an event occurred that did result in termination of the transferability and forfeiture restrictions applicable to any Bonus Units held by the executive officer as of January 27, 2009, we estimate that the value of the benefits under the Employment Agreements would have been as follows based upon his annual base salary for fiscal year 2009 and Bonus Units held at January 28, 2009:

	Termination Other Than Death/Disability (Accelerated Termination of Restrictions on Bonus Units)
Executive Officer	Severance Payments	Value of Group Benefits(2)	Value of Accelerated Vesting of Bonus Units(1)
Dana Persson	$700,000	$195,471	$67,788
Thomas A. Powell	$240,000	$68,303	25,484
Robert A. Harrington	$240,000	$68,303	$29,619

(1)

Value based on a per unit price of $4.50, which is the equity valuation of one Class A Unit in the proposed asset sale. Value of accelerated Bonus Units is determined multiplying the fair market value by the number of Bonus Units whose receipt is accelerated; includes units anticipated to be granted under bonus program — see the Summary Compensation Table, above.

(2)

This reflects the cost to the Company of providing the group benefits. It is higher than the cost of the prior table because it assumes the Company does not continue in existence following termination, and thus must make provision to provide these benefits at termination without the cost savings of providing them to all employees.

The Employment Agreements also contain provisions prohibiting the executive officers from competing with us for a period of 12 months (in the case of Messrs. Powell and Harrington) and 24 months (in the case of Mr. Persson) after the termination of the employment term, provisions relating to the disclosure, use and return of our confidential information and provisions requiring the executive officers to assign to us intellectual property developed by them. Upon breach of any of these provisions, we may terminate any payments we are otherwise obligated to make under the Employment Agreements, among other remedies.

Board of Managers Compensation

All managers are compensated for Board meetings, partial Board meetings, and committee meetings attended.  For each Board meeting in excess of six regularly scheduled meetings, the member attending is paid $400.  For half meetings and committee meetings, the attending members are paid $175.  In addition, the Chairman of the Board received an additional $500 per month, the Secretary and Treasurer of the Board received an additional $300 per month and the Vice Chairman of the Board received an additional $200 per month. Chairs of each committee of the Board of Managers received an additional $100 per month.  Prior to January 2008, managers were also paid a cash retainer of $1,000 per month, and the amounts paid in fiscal 2008, through January 2008, are included in the table below.

Managers are also reimbursed for approved out-of-pocket expenses associated with their attendance at meetings, mileage at the rate approved by the IRS and, for fiscal year 2008 until December 2007, for travel time at a rate of $50 per hour, reduced to $25 per hour from January 2008 and after.  In addition, each manager will be granted 2,000 Class A Units for each year served on the board following each year of service.  The transfer of the Class A Units is restricted for a period of three years with the restrictions lapsing as to one-third of the Class A Units on each of the first three anniversary dates of grant.  2,000 restricted Class A Units were issued to each of the following persons in recognition of service as a manager during fiscal year 2008:  Marvin Breitkreutz, Mark Chan, Howard Dahlager, Chris Edgington, and Paul Wilson.  Rodney Hebrink was granted 833 units for his partial year service, and Loren Norgaard was granted 833 units for his partial year of service.

The following table shows for fiscal year 2008, the cash and other compensation earned by or paid to each of our Board members serving in fiscal year 2008:

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards (2) ($)	Total ($)
Marvin Breitkreutz	$11,182	$3,740	$14,922
Mark Chan	$8,025	$3,740	$11,765
Howard Dahlager	$11,500	$3,740	$15,240
Chris Edgington	$18,550	$3,740	$22,290
Paul Wilson	$13,425	$3,740	$17,165
Rodney A. Hebrink (3)	$2,800	$1,558	$4,358
Loren Norgaard (4)	$4,513	1,558	$6,071

(1)	Represents cash retainer and meeting fees for fiscal year 2008 as described above.

(2)

Values expressed represent the actual compensation cost recognized by our company during fiscal 2008 for equity awards granted in 2008 and in prior years as determined pursuant to SFAS 123R utilizing the assumptions discussed in Note 1(t), “Summary of Significant Accounting Policies — Stock-Based Compensation” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2008.

(3)	Mr. Hebrink served as our manager until October 5, 2007.

(4)	Mr. Norgaard was appointed as a manager on December 18, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table furnishes information, as of, January 21, 2009, regarding beneficial ownership of our Class A Units by (i) each person known by us to beneficially own more than 5% of our issued and outstanding Class A Units, (ii) each of our managers, (iii) each of the Named Executive Officers and (iv) all of our current managers and executive officers as a group.  As of January 21, 2009, there were outstanding 5,522,742 Class A Units and a warrant for the purchase of preferred convertible units convertible at the holder’s sole option to 880,492 Class A Units.

The address of each natural person listed below is c/o Golden Oval Eggs, LLC, 1800 Park Avenue East, Renville, MN 56824. Except as otherwise noted, each person listed below has sole investment discretion and voting power with respect to the Class A Units listed.

In accordance with the rules of the Securities and Exchange Commission, in computing the number of Class A Units beneficially owned by a person and the percentage ownership of that person, Class A Units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of January 21, 2009 are treated as outstanding.  These Class A Units, however, are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficial Ownership of Class A Units
Name	Number	Percentage (1)
Land O’Lakes, Inc. (1) P.O. Box 64101 St. Paul, MN 55164	1,577,842	24.6%

Coop Country Farmers Elevator (2) P.O. Box 604 Renville, Minnesota 56284	556,993	10.1%

Dana Persson (3)	139,301	2.5%

Thomas A. Powell (3)	5,663	*

Robert A. Harrington (3)	8,366	*

Marvin Breitkreutz (4)(5)	31,168	*

Loren Norgaard (4)	23,713	*

Mark Chan (4)(6)	21,728	*

Chris Edgington (4)(7)	17,832	*

Rodney Hebrink (4)	12,265	*

Howard Dahlager (4)(8)	8,576	*

Paul Wilson (4)	8,288	*

All managers and current executive officers as a group (10 persons)	264,635	4.8%

*	Less than one percent (1%)

(1)

Based upon Schedule 13D filed by the member with the Securities and Exchange Commission on June 30, 2006  and includes 697,350 Class A Units and 880,492 Class A Units which may be issued under the warrant issued to Land O’ Lakes on February 15, 2008.

(2)	Based upon Schedule 13G filed by the member with the Securities and Exchange Commission on January 7, 2005.

(3)

Named Executive Officer.  Certain of the Class A Units listed for each Named Executive Officer are estimated numbers reflecting anticipated grants under 2008 incentive compensation programs (see above under the Summary Compensation Table).

(4)	Manager

(5)	Includes 6,864 Class A Units held by Mr Breitkreutz’s wife. Also includes 24,304 Class A Units held jointly by Mr. Breitkreutz and his spouse.

(6)	Includes 15,728 Class A Units held by MC&S Inc, a corporation owned by Mr. Chan and his family and 6,000 Class A Units held solely by Mr. Chan.

(7)	All units held through TCI, Inc. of which Mr. Edgington is a controlling person.

(8)	Includes 4,576 Class A Units held by JFS, Inc., of which Mr. Dahlager is a one-third owner, a director and an officer, and also includes 4,000 shares held solely by Mr. Dahlager.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since the beginning of fiscal year 2008, we have not entered into any transaction and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person (meaning any of our officers, managers, significant unitholders, or any immediate family members of the foregoing persons) had or will have a direct or indirect material interest except as described below.

Relationship and Transactions with Land O’Lakes, Inc.

On June 30, 2006, we completed the acquisition of certain egg processing assets of MoArk, LLC and its subsidiaries, Cutler at Abbeville, L.L.C., Hi Point Industries, LLC, L&W Egg Products, Inc., Norco Ranch, Inc. and MoArk Egg Corporation (the “MoArk Acquisition”).  MoArk, LLC is a subsidiary of Land O’Lakes, Inc. (“LOL”).  As of January 13, 2009, LOL holds 697,350 of our Class A Units and a warrant to purchase up to 880,492 convertible preferred units.   Because each convertible preferred unit is convertible at any time into one Class A Unit at the election of the holder, LOL is the beneficial owner of 25.0% of our Class A Units.  On February 15, 2008 we entered into a amendment of the asset purchase agreement with LOL in which the purchase price was reduced by $17 million with an equal reduction in the principal amount of the subordinated Promissory Note we issued to LOL as payment for a portion of the purchase price of the MoArk Acquisition.  In conjunction with that agreement, certain of our contractual arrangements with LOL were also terminated, specifically the License Agreement described below regarding the use of LOL trademarks for egg products, and the agreement with RTECH Laboratories for research and development.  Certain other smaller arrangements were also terminated.  The egg supply agreements remain in effect.

We and LOL (or its affiliates) also became parties to agreements as a result of the MoArk Acquisition.  During the period from September 1, 2007 to August 31, 2008, we paid or accrued as an expense the following amounts to LOL (or its affiliates) under the agreements described below:

•                  $136,000 under a License Agreement pursuant to which we obtained the right to use certain trademarks of LOL in  connection with the distribution, packaging, marketing, and sale of certain egg products in the United States,  Canada, and Mexico;

•                  $147,000 under a breaking room sublease between us and Norco Ranch, Inc.;

•                  $15,310,000 under an eggs supply agreement between us and MoArk and certain of its entities pursuant to which MoArk supplies eggs to  us;

•                  $143,000 under a research and development agreement with RTECH Laboratories, a business unit of LOL; and

•                  $1,068,000 under two transition and services agreements.

We are also a party to a Trademark License Agreement with LOL’s affiliates, Norco Ranch, Inc. and McAnally Enterprises, LLC, under which we obtained a license to certain trademarks and trade names in connection with the distribution, packaging, marketing, and sale of certain egg products in the United States and Canada.  We did not pay or accrue any amounts relating to this Trademark License Agreement in fiscal year 2008.

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore Stephens Frost, LLP served as our principal accountant for fiscal year 2008.  The Audit Committee has also selected Moore Stephens Frost, LLP as our principal accountant for fiscal year 2009.

Accountant Fees and Services

The following is an explanation of the fees billed to us by Moore Stephens Frost, LLP (“MSF”) for professional services rendered for the fiscal years ended August 31, 2008 and August 31, 2007, which totaled $218,460 and $196,440, respectively.

Audit Fees.  The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, work relating to our internal controls over financial reporting or other services normally provided by MSF in connection with statutory and regulatory filings or engagements for the fiscal years ended August 31, 2008 and August 31, 2007 totaled $161,567 and $150,468, respectively.

Audit-Related Fees.  A total of $10,408 was billed to us for professional services for assurance and related services by MSF that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under “Audit Fees” for year ended August 31, 2008. No amount was billed for year ended August 31, 2007.

Tax Fees. The aggregate fees billed to us by MSF for professional services related to tax compliance, tax advice, and tax planning, including preparation of federal and state tax returns for the fiscal years ended August 31, 2008 and August 31, 2007 totaled $46,485 and $45,972, respectively.

All Other Fees.  There were no fees billed to us by MSF for the fiscal years ended August 31, 2008 and 2007 other than those described above.

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

All services described above for fiscal year 2008 were pre-approved by the Audit Committee or the Chairman of the Audit Committee before Moore Stephens Frost was engaged to render the services.

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Oval Eggs, LLC has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2009.

GOLDEN OVAL EGGS, LLC

By:	/s/ Dana Persson
Dana Persson, President and Chief Executive Officer

By:	/s/ Thomas A. Powell
Thomas A. Powell, Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed by the following persons on January 28, 2009 on behalf of Golden Oval Eggs, LLC in the capacities indicated.

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