Form 10-Q
period 2009-02-28
New Midwest Company, LLC,
filed 2009-05-08
CIK 1271285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from          TO

The New Midwest Company LLC

(Exact name of registrant as specified in its charter)

Delaware	20-0422519
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

209 North Main Street
Renville, MN	56284
(Address of principal executive offices)	(Zip code)

Telephone: (320) 329-3363

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

As of April 24, 2009, there were 6,430.499 of the Company’s Class A Units issued and outstanding.

The New Midwest Company LLC

(formerly Golden Oval Eggs, LLC)

Form 10-Q

For The Quarter Ended February 28, 2009

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

The New Midwest Company LLC

Consolidated Condensed Balance Sheets

February 28, 2009 and August 31, 2008

(In Thousands)

	February 28, 2009	August 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$735	$4,289
Accounts receivable	11,319	15,861
Inventories	22,175	21,783
Restricted cash	975	2,212
Other current assets	1,432	1,229
Total current assets	36,636	45,374

Property, plant and equipment

Land and land improvements	11,649	11,649
Buildings	40,798	40,279
Leasehold improvements	378	943
Equipment	71,422	72,275
Construction in progress	2,353	317
	126,600	125,463
Accumulated depreciation	(71,925)	(67,674)
Total property, plant and equipment, net	54,675	57,789

Other assets
Investments	1,658	1,733
Intangible assets, net	13,218	13,962
Goodwill	22,858	22,858
Note receivable	480	248
Total other assets	38,214	38,801

Total assets	$129,525	$141,964

See accompanying notes to consolidated condensed financial statements

	February 28, 2009	August 31, 2008
	(unaudited)
Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$16,310	$16,261
Accounts payable	6,861	9,531
Accrued interest	438	500
Accrued compensation	1,455	3,005
Other current liabilities	1,846	2,720
Current maturities of long-term debt	63,374	67,526
Total current liabilities	90,284	99,543

Long-term debt, less current maturities	6,316	6,420

Members’ equity
Members’ equity	31,541	34,852
Non-controlling interest in consolidated entities	1,394	1,149
Total members’ equity	32,925	36,001
Total liabilities and members’ equity	$129,525	$141,964

See accompanying notes to consolidated condensed financial statements

The New Midwest Company LLC

Consolidated Condensed Statements of Operations

For the Periods Ended February 28, 2009 and February 29, 2008

(In Thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net sales	$40,315	$55,335	$92,712	$108,538

Cost of goods sold	38,712	51,949	86,854	101,067

Gross profit	1,603	3,386	5,858	7,471

Operating expenses	3,188	8,877	7,649	13,319

Loss from operations	(1,585)	(5,491)	(1,791)	(5,848)

Other income (expense)
Interest expense	(1,353)	(2,480)	(3,077)	(5,209)
Non-controlling interest in income of consolidated entities	(154)	(81)	(143)	(104)
Other income	269	342	1,574	694
Forgiveness of debt	—	17,000	—	17,000
Total other income (expense)	(1,238)	14,781	(1,646)	12,381

Net income (loss)	$(2,823)	$9,290	$(3,437)	$6,533

Weighted average Members’ units outstanding	5,509	5,431	5,508	5,431

Net income (loss) per Members’ unit, basic	$(0.51)	$1.71	$(0.62)	$1.20

Net income (loss) per Members’ unit, diluted	$(0.51)	$1.67	$(0.62)	$1.17

Distributions per unit	$—	$—	$—	$—

See accompanying notes to consolidated condensed financial statements

The New Midwest Company LLC

Consolidated Condensed Statements of Cash Flows
For the Periods Ended February 28, 2009 and February 29, 2008

(In Thousands)
(Unaudited)

	Six Months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities
Net income (loss)	$(3,437)	$6,533
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,086	5,376
Amortization	744	948
Gain on sale of property, plant & equipment	(181)	—
Asset impairment	—	3,531
Gain on debt forgiveness	—	(17,000)
Stock vesting (SFAS 123R)	116	26
Changes in operating assets and liabilities
Accounts receivable	4,542	(887)
Inventories	(392)	(1,393)
Other current assets	(203)	(414)
Accounts payable	(2,670)	1,124
Accruals and other current liabilities	(2,486)	1,313
Minority interest	245	125
Net cash provided (used) by operating activities	1,364	(718)

Cash flows from investing activities
Purchases of property, plant and equipment	(2,163)	(152)
Proceeds from sale of property, plant and equipment	372	—
Advance of note receivable	(232)	(162)
Retirement of investment in other cooperatives	75	37
Net cash used by investing activities	(1,948)	(277)

Cash flows from financing activities
Net increase in revolving line of credit	49	2,811
Payments of long-term debt	(4,256)	(1,484)
(Increase) decrease in restricted cash	1,237	(332)
Net cash provided (used) by financing activities	(2,970)	995
Net increase (decrease) in cash and cash equivalents	(3,554)	—
Cash and cash equivalents - beginning of period	4,289	—
Cash and cash equivalents - end of period	$735	$—

Supplementary disclosures of cash flow information
Cash paid during the period for:
Interest, net of capitalized interest of $152 and $109 during 2009 and 2008, respectively	$3,077	$1,962
Supplementary disclosures of non-cash transactions
Debt forgiveness	$—	17,000
Warrant issued for 880,492 Class A Convertible Preferred Units	—	3,242
Forefiture of stock compensation by departing employee	33
Class A units issued as payment of accrued officer bonus	202	—

See accompanying notes to consolidated condensed financial statements

The New Midwest Company LLC

Notes to Consolidated Condensed Financial Statements

February 28, 2009 and August 31, 2008

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

On March 30, 2009, Golden Oval Eggs, LLC (the “Company”) and its affiliates GOECA, LP, GOEMCA, Inc., and Midwest Investors of Iowa, Cooperative (collectively “Seller”) completed the sale of all or substantially all of its assets used in its business of producing, processing, and distributing value added egg products (the “Asset Sale”) to Rembrandt Enterprises, Inc. (the “Purchaser”) for a purchase price of $122,987,000. The Asset Sale was conducted pursuant to the terms and conditions previously disclosed by the Company of a Purchase and Sale Agreement (the “Purchase Agreement”) dated December 15, 2008 among Seller and Purchaser. The Purchase Agreement was filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K as filed on December 23, 2008 with the Securities and Exchange Commission for the fiscal year ended August 31, 2008. The cash payment received by the Company at closing was $118,687,000 with $2,500,000 held back in connection with the Closing Working Capital Adjustment, as described in the Purchase Agreement, and an additional $1,800,000 held back in connection with certain adjustments agreed to by the parties.

2. Basis of Presentation  The accompanying consolidated condensed balance sheet as of August 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at February 28, 2009 and for the three-month periods ended February 28, 2009 and February 29, 2008 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008. The results of operations for the period ended February 28, 2009 are not necessarily indicative of results to be expected for any other interim period or for the entire year. The statements were prepared on a going concern basis and do not reflect the sale of substantially all of the assets of the company on March 30, 2009, one month after the reporting period.  No provisions for any contingent liabilities, such as success fees, accelerated vesting of benefits, severance payments or other transaction costs are reflected in the reporting period.  Since the sale price equaled the carrying value of the assets sold and liabilities assumed, no adjustment for fair value is reflected.

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

	February 28, 2009	August 31, 2008
	(unaudited)
Hens and pullets	$16,044	$14,024
Eggs and egg products	3,339	3,987
Feed, supplies and other	2,792	3,772
Total inventories	$22,175	$21,783

4. Financing Agreements   Golden Oval Eggs, LLC, Midwest Investors of Iowa Cooperative and GOECA, LP are parties to a Credit Agreement that was originally entered into on September 13, 2004, and subsequently amended.  With the last amendment effective August 29, 2008, the maturity date of $2,500 of a short term revolving note was extended from July 31, 2008 to March 1, 2009 and the commencement date of certain financial covenants was also extended to March 1, 2009.  We have historically financed our working capital needs through the Credit Agreement and, to the extent of our cash flow, from operations.  The Credit Agreement, as amended, requires the Company, among other things, to generate monthly EBITDA of at least $1,000 for the term of the Credit Agreement.  In addition, the amendment requires payments into an escrow account to fund improvements to wastewater processing facilities at the Thompson, Iowa location.  The amounts required and made are $200 per month for September, October and November and $100 for December. The Company was in compliance with all covenants under the Credit Agreement for each month tested in the quarter ended February 28, 2009 and as of February 29, 2008.  Included in the amendment is a requirement that any funds from a sale of the Company be utilized to repay all indebtedness on or before March 1, 2009.  The requirement was extended until April 15, 2009.  Accordingly, all bank debt has been classified as a current liability.  The Company concluded the sale of substantially all of its assets on March 30, 2009.  Please see Form 8-K dated March 30, 2009 for a fuller discussion of the sale.

5. Stock Based Compensation   The Company has bonus and compensation plans in place for management.  Under these agreements management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for management bonuses during the year based upon the estimated amount that will be earned by year end.  Upon approval by the Board of Managers, the bonuses are paid to management.  The number of units to be issued is based upon the estimated value of the Class A Units at the time the bonus is awarded.  For the three months ended February 28, 2009, 44,876 Class A Units were awarded to management at a value of $4.50 per Unit.  For the three months ended February 29, 2008, no Class A Units were issued to management.

The Class A Units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.  In the event that termination of the employee occurs, the Company will record any forfeiture of units as a reduction to compensation expense in the period in which the forfeiture occurs.  There were no forfeitures for the three months ended February 28, 2009 nor for the quarter ended February 29, 2008.  In the event of a change of control, the vesting period accelerates.  Please see Schedule 14A, the Definitive Proxy Statement, pages 35 and 36, for a more complete discussion.  In the event of a change of control, the vesting of the units granted is accelerated. No compensation expense for recognition of the accelerated vesting has been included in the presentation.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the date they are granted.  For the three months ended February 28, 2009 and February 29, 2008 no units were awarded to the Board of Managers.

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

	February 28, 2009	February 29, 2008
Numerator
Net income (loss)	$(3,437)	$6,533

Denominator
Weighted average units outstanding	5,509	5,431

Diluted weighted average units outstanding	5,509	5,578

Basic profit (loss) per share	$(0.62)	$1.20

Diluted profit (loss) per share	$(0.62)	$1.17

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

8. Capital Resources and Liquidity and Sale of Substantially All Assets.   The Company was a party to an Amended and Restated Credit Agreement, as amended, with Metropolitan Life Insurance Company as lender and CoBank, ACB as lender and administrative agent (the “Credit Agreement”).  Commencing in March 2008 the Company had undertaken the pursuit of strategic alternatives as required under its credit agreements.  On March 30, 2009, the Company concluded the transaction to sell substantially all of its assets to Rembrandt Enterprises, Inc. for $122,987 and the assumption of certain liabilities, with a subsequent adjustment for working capital and other matters as agreed by the parties.  The Company used the proceeds of the sale to satisfy all of its obligations to lenders under its credit agreements.  As part of the transation, the Company changed its name to “The New Midwest Company LLC”.  The transaction is more fully described on Form 8-K dated March 30, 2009.

9. Legal Proceedings.    Please refer to pages 61 and 62 of Schedule 14A Definitive Proxy Statement dated March 10, 2009 for a full description of legal matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on current expectations, beliefs, intentions or future strategies of the management of Golden Oval Eggs, LLC (“we”, “us”, “our”, or the “Company”). When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Quarterly Report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements.  If our management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in Part I, Item 1A. “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, as well as those identified in other filings with the Securities and Exchange Commission, in particular Form 14 A the Proxy in which unit holder approval was sought for the sale of substantially all of the assets of the Company.  Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements to reflect future events or developments.

The following is a discussion and analysis of our financial condition and results of operations as of and for the three month periods ended February 28, 2009 and February 29, 2008. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended August 31, 2008 and Schedule 14A definitive Proxy Statement dated March 10, 2009.

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

The Company’s cost of production is materially affected by feed, purchased egg and liquid egg costs, which averaged well over half of the Company’s total production costs in the second quarter of fiscal 2009.

On March 30, 2009, the company sold substantially all of its assets.  The company continued to operate in the usual and ordinary course up to the close, and the purchaser continued operations without interruption.  No transaction costs or other gains or losses relating to the transaction are reflected in the results of operations for the reporting period.

Results of Operations

Results of Operations — Second Quarter Fiscal Year 2009 Compared to Second Quarter Fiscal Year 2008

 Net Sales              Net sales for the second quarter of fiscal 2009 were $40.3 million, a decline of $15.0 million, or 27.1% below the second quarter in the prior fiscal year. Pounds sold in the second quarter were 64.2 million, a decrease of 5.4 million, or 7.8 % less than the same period year ago.  The average selling price per pound sold decreased from $0.745 to $0.579, a decrease of $0.166, or 22.3%, as a result of lower selling prices experienced in an environment of sharply lower demand and priced liquid egg markets.

Cost of goods sold.              Cost of goods sold for the second quarter of fiscal 2009 was $38.7 million, a decrease of $13.2 million, or 25.5%, as compared to the second quarter of fiscal 2008.  The decrease is primarily a result of decreases in the cost of feed, purchased eggs and purchased liquid eggs.

Operating expenses. Operating expenses for the second quarter of fiscal 2009 were $3.2 million, a decrease of $5.7 million, or 64.1%, as compared to the second quarter of fiscal 2008. The majority of the decline is due to asset impairment charges recorded for discontinued operations in the prior year period, as well as provisions for withdrawal from certain unprofitable markets also in the prior year period.

Total other income (expense). Total other expense for the second quarter of fiscal 2009 was $1.2 million, compared to income of $14.8 million in the prior year period. The primary reason for the decrease in total other income was the cancellation of the $17.0 million note we issued Land O’Lakes in connection with the amendment of the terms of the MoArk Acquisition in the prior year period. Interest expense decreased $1.1 million primarily due to lower interest rates and to the elimination of interest on the cancelled note.

Income Taxes.   As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes. Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income or loss as an item of income for the purposes of their own federal income tax returns.

Net Income (Loss).  Operations for the second quarter ended February 28, 2009 resulted in a loss of $(2.8) million, or a loss of $(0.51) per basic and diluted members’ unit, as compared to a profit of $9.3 million, or $1.71 per basic members’ unit and $1.67 per diluted members’ unit for the quarter ended February 29, 2008.

The Company’s financial performance in the current quarter may not be indicative of future quarters due to seasonal factors and volatility in both selling prices and cost of materials purchased, as well as industry factors in an intensely competitive industry.

Results of Operations — Six Months ended February 28, 2009 Compared to Six Months ended February 29, 2008

Net Sales               Net sales for the first half of fiscal 2009 were $92.7 million, a decrease of $15.8 million, or 14.6% less than the sales of the first half of the prior fiscal year.  The decrease is due to lower average selling prices per pound for liquid eggs for the first half of fiscal 2009 of $0.657 versus $0.735 for the first half of fiscal year 2008, a decrease of $0.078, or 10.6%.  Pounds sold in the first half were 130.1 million, a decrease of 18.3 million, or 12.3% over the same period year ago.

Cost of Goods Sold             Cost of goods sold for the first half of fiscal 2009 was $86.8 million, a decrease of $14.2 million or 14.1% of the figure for the first half of fiscal 2008.  The decline was essentially in line with the sales decline, and attributed to lower volumes and lower commodity costs, in particular corn as it came off the highs of the summer of 2008.

Operating Expenses            Operating expenses for the first half of fiscal 2009 were $7.6 million, a decrease of $5.7 million, or 46.2%, from the first half of fiscal 2008.  The decline is primarily attributable to charges recorded in the prior year for asset impairment of $3.7 million recorded for discontinued operations at the Abbeville and California processing facilities, and a Land O’Lakes licensing agreement that was recorded on our balance sheet statements as an intangible asset, as well as provisions for exiting unprofitable markets.

Total Other Income (Expense)          Total other income swung to expense of $(1.6) million from income of $12.4 million, a decrease of $14.0 million for the period.   The primary reason for the decrease in other income was the cancellation of the $17.0 million note we issued to Land O’Lakes in connection with the amendment of the terms of the MoArk Acquisition in the first half of the prior period.  Interest expense decreased by $2.1 million, due in approximately equal measure to lower interest rates and the elimination of interest on the cancelled note.

Income Taxes    As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes.  Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income (Loss)   Operations for the six months ended February 28, 2009 resulted in a loss of $(3.4) million, or $(0.62) per basic and diluted members’ unit , as compared to a profit of $6.5 million, or $1.20 per basic members’ unit and $1.17 per diluted members’ unit for the same period a year ago.

Liquidity and Capital Resources

 The Company’s working capital at February 28, 2009 was $(53.6) million compared to $(54.2) million at August 31, 2008.   In both cases, amounts due under the credit agreements have been accelerated, as they were anticipated to be and subsequently were paid from the proceeds of the sale of substantially all of the Company’s assets, anticipated to close less than twelve months from the end of the prior fiscal year. In both periods, absent the acceleration, the Company’s working capital would be positive.  The Company’s current ratio was 0.4 at February 28, 2009 compared to 0.5 at August 31, 2008, also affected by the debt acceleration.  Without the acceleration, in both periods the Company’s current ratio would exceed 1.0.

Effective August 29, 2008, the Company entered into an amendment to its credit agreements that provided for the resumption of principal payments on its Tranche A and Tranche B Term Loans, in the aggregate amount of $692,000 per month, extended the termination date on a $2.5 million short term note to March 1, 2009, extended the termination date of the revolving line of credit to March 1, 2009, and required monthly deposits into an escrow account to be used for improvements to the Thompson, Iowa waste water processing facility.  The payments are $200,000 for September 2008, October 2008 and November 2008 and $100,000 for December 2008.  All payments were made. The dates were extended until April 15, 2009.  The Company is also required to maintain a minimum EBITDA of $1.0 million for each month through March 1, 2009.  No events of default have been declared in the period ending February 28, 2009.  The Company is current on all interest and principal payments, including those to the trustee for the bonds.

As previously reported, on December 15, 2008, the Company entered into a definitive agreement to sell substantially all of its assets for $123.75 million plus the assumption of certain liabilities, to be adjusted for working capital at close.  The transaction closed on March 30, 2009.  The transaction is reported in more detail on Form 8-K dated March 30, 2009.

The Company’s long-term debt at February 28, 2009, including current maturities, was $69.7 million compared to $73.9 million at August 31, 2008. As of February 28, 2009, $16.3 million has been drawn against the $17.5 revolving line of credit, compared to $16.3 million as of August 31, 2008. Substantially all trade receivables and inventories collateralize the Company’s line of credit, and property, plant and equipment collateralize the Company’s long-term debt under its credit agreement.  Obligations to the lenders were paid in full at closing.

Net cash flow provided from operations was $1.4 million for the first half of fiscal 2009 compared to a deficit of $(0.7) million in the first half of fiscal 2008. Principal payments on long-term debt for the first half of fiscal 2009 were $4.3 million and additions to fixed assets were $2.2 million.  There were no distributions to unit holders during the first half of fiscal 2009.  An additional $0.3 million was added to restricted cash to provide for principal and interest payments on the 1999 and 2001 bonds due in January 2009 and for the next payments due in July 2009 and an additional $0.1 million was deposited into the escrow account to fund improvements at the Thompson, Iowa wastewater processing facility.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FAS No. 142-3 will have on our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and Chief Financial Officer, Thomas A. Powell, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that there is a continuing deficiency in the Company’s disclosure controls and procedures as described in Part II, Item 9A “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.  As a result of this deficiency, the Company’s filing of this Quarterly Report on Form 10-Q was not timely.  As of December 15, 2008, the Company has entered into a definitive agreement to sell substantially all of the Company’s assets to a non-reporting Company, and has chosen to devote its limited resources to the preparation of a proxy for a unit holder vote which took place on March 23, 2009.  The transaction closed on March 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to pages 61 and 62 of Schedule 14A Definitive Proxy Statement dated March 10, 2009 under the heading “Legal Proceedings” for an update.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Three matters were submitted to a vote of security holders as more fully described in Schedule 14A Definitive Proxy Statement dated March 10, 2009. The special meeting was held March 23, 2009 and all three matters were approved.  The matters were to approve the sale of substantially all of the assets to Rembrandt Enterprises, Inc., to change the name of the Company to “The New Midwest Company LLC”, and to grant certain persons the authority to adjourn the special meeting for the purpose of soliciting additional proxies.

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

THE NEW MIDWEST COMPANY LLC

	By:	/s/ Dana Persson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas A. Powell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2009