Form 10-Q
period 2009-05-31
New Midwest Company, LLC,
filed 2009-11-25
CIK 1271285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from          TO

The New Midwest Company, LLC

(Exact name of registrant as specified in its charter)

Delaware	20-0422519
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

P.O. Box 733
209 North Main Street
Renville, MN	56284
(Address of principal executive offices)	(Zip code)

Telephone: (320) 329-3363

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

As of November 20, 2009, there were 6,430,499 of the Company’s Class A Units issued and outstanding.

The New Midwest Company, LLC

(formerly Golden Oval Eggs, LLC)

Form 10-Q

For the Quarter Ended May 31, 2009

PART I.     FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

The New Midwest Company, LLC

Consolidated Condensed Balance Sheets

(In Thousands)

	May 31,	August 31,
	2009	2008
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$1,503	$4,289
Accounts receivable	—	15,861
Due from Rembrandt	2,841	—
Inventories	—	21,783
Restricted cash	—	2,212
Other current assets	399	1,229
Total current assets	4,743	45,374

Property, plant and equipment
Land and land improvements	—	11,649
Buildings	—	40,279
Leasehold improvements	—	943
Equipment	—	72,275
Construction in progress	—	317
	—	125,463
Accumulated depreciation	—	(67,674)
Total property, plant and equipment, net	—	57,789

Other assets
Investments	—	1,733
Intangibles, net	—	13,962
Goodwill	—	22,858
Note receivable	—	248
Total other assets	—	38,801

Total assets	$4,743	$141,964

See accompanying notes to consolidated condensed financial statements

	May 31,	August 31,
	2009	2008
	(unaudited)
Liabilities and Owners’ Equity
Current liabilities
Revolving line of credit	$—	$16,261
Accounts payable	330	9,531
Accrued interest	—	500
Accrued compensation	—	3,005
Other current liabilities	785	2,720
Current maturities of long-term debt	—	67,526
Total current liabilities	1,115	99,543

Long-term debt, less current maturities	—	6,420

Owners’ equity
Members’ equity	3,628	34,852
Noncontrolling interest in consolidated entities	—	1,149
Total owners’ equity	3,628	36,001

Total liabilities and owners’ equity	$4,743	$141,964

See accompanying notes to consolidated condensed financial statements

The New Midwest Company, LLC

Consolidated Condensed Statements of Operations

(In Thousands, Except Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Net sales from discontinued operations (See Note 9)	$13,770	$56,649	106,482	$165,187

Cost of goods sold from discontinued operations (See Note 9)	13,724	47,427	100,578	148,494

Gross profit	46	9,222	5,904	16,693

Operating expenses	6,063	4,785	13,712	18,104

Income (loss) from operations	(6,017)	4,437	(7,808)	(1,411)

Other income (expense)
Interest expense	(1,668)	(1,901)	(4,745)	(7,110)
Noncontrolling interest in income (loss) of consolidated entities	30	1	(113)	(103)
Other income	108	214	1,682	908
Preferential payments to preferred shareholder	(6,447)	—	(6,447)	—
Gain on sale of business, net of transaction costs (Note 9)	5,055	—	5,055	—
Gain on forgiveness of debt	—	—	—	17,000
Total other income (expense)	(2,922)	(1,686)	(4,568)	10,695

Net income (loss)	$(8,939)	$2,751	$(12,376)	$9,284

Weighted average members’ units outstanding	6,421	5,431	5,791	5,431

Net income (loss) per members’ units, basic	$(1.39)	$0.51	$(2.14)	$1.71

Net income (loss) per members’ unit, diluted	$(1.39)	$0.44	$(2.14)	$1.61

Distributions per members’ unit	$3.00	$—	$3.00	$—

See accompanying notes to consolidated condensed financial statements

The New Midwest Company, LLC

Consolidated Condensed Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(12,376)	$9,284
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities
Depreciation	5,916	8,013
Amortization	866	1,327
Asset impairment	1,238	3,531
Stock vested as executive compensation	139	(9)
(Gain) loss on sale of assets	(5,055)	2
Gain on forgiveness of debt	—	(17,000)
Noncontrolling interest in income (loss) of consolidated entities, net of distributions	—	171
Changes in operating assets and liabilities, net of effects of adoption of FIN-46R excluding the effects from sale to Rembrandt.
Accounts receivable	5,203	2,473
Inventories	484	(2,069)
Other current assets	(151)	(205)
Accounts payable	(1,852)	(6,354)
Accruals and other current liabilities	(3,630)	2,483
Net cash (used) provided by operating activities	(9,218)	1,647

Cash flows from investing activities
Purchases of property, plant and equipment	(2,393)	(178)
Proceeds from sale of property, plant and equipment	372	8
Proceeds from sale to Rembrandt (Note 9), net of transaction expenses	118,128	—
Transaction costs paid on sale	(2,480)	—
Advance of note receivable	—	(162)
Purchases of investments in other cooperatives	—	(50)
Retirement of investments in other cooperatives	91	—
Net cash (used) provided by investing activities	113,718	(382)

See accompanying notes to consolidated condensed financial statements

The New Midwest Company, LLC

Consolidated Condensed Statements of Cash Flows (cont.)

(In Thousands)

(Unaudited)

	Nine months Ended
	May 31,	May 31,
	2009	2008
Cash flows from financing activities
Net increase (decrease) in revolving line of credit	(16,261)	1,624
Payments of long-term debt	(73,946)	(1,517)
Distributions to unitholders	(19,291)	—
Restricted cash	2,212	(666)
Net cash used by financing activities	(107,286)	(559)

Net increase (decrease) in cash and cash equivalents	(2,786)	706

Cash and cash equivalents - beginning of year	4,289	—

Cash and cash equivalents - end of year	$1,503	$706

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest, net of capitalized interest, of $172 and $161 during 2009 and 2008, respectively	$6,418	$6,455

Supplementary disclosures of non-cash transactions
Debt forgiveness	$—	$17,000
Issuance of warrants for accrued interest	—	3,242
Members units issued to directors and officers	—	22
Forfeiture of stock compensation by departing employee	33	—
Class A units issued as payment of accrued officer bonus	202	—

See accompanying notes to consolidated condensed financial statements

1.  Organization.  Golden Oval Eggs, LLC (the “Company”) was organized as a Delaware limited liability company to effect the reorganization of Midwest Investors of Renville, Inc. (the “Cooperative”) effective August 31, 2004.  The Cooperative was incorporated as a cooperative under the laws of the state of Minnesota in March 1994.  The Company operates as the Cooperative’s successor and its operations are a continuance of the operations of the Cooperative.  The accompanying consolidated condensed financial statements for all periods presented are those of the Company.

On March 30, 2009, the Company closed a transaction in which it sold substantially all of its assets and ceased to operate.  All of its employees were terminated and a majority were offered employment by the purchaser.  All production and sales facilities were sold or otherwise transferred to the purchaser or shut down.  As a part of the transaction, the Company was required to change its name.  The new name of the entity is The New Midwest Company LLC.  It maintains an office in Renville, Minnesota.  Subsequent to the sale the Company has made certain distributions to the members.  The board of managers will determine, in its discretion, when to make a subsequent proposal to the Company’s members to liquidate the Company.  The board of managers currently expects to consider liquidation of the Company in late 2009.   See note 9 for a description of the transaction.

2.  Basis of Presentation.  The accompanying consolidated condensed balance sheet as of August 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated condensed financial statements at May 31, 2009 and for the three-month and nine month periods ended May 31, 2009 and 2008 of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission rules and regulations.  Certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.  These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.  The results of operations for the periods ended May 31, 2008 are not necessarily indicative of results to be expected for any other interim period or for the entire year and the board of managers expects to consider liquidation of the Company in late 2009.

3.  Inventories.  Pullet and layer hen inventories are stated at the cost of production, which includes the costs of the chicks, feed, overhead and labor.  Layer hen flock costs are capitalized to the point at which the pullet goes into production and are amortized over the productive lives of the flocks, generally 18 to 24 months.  Feed, supplies and liquid egg and egg products inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories consisted of the following:

	May 31,	August 31,
	2009	2008

Hens and pullets	$—	$14,024
Eggs and egg products	—	3,987
Feed, supplies and other	—	3,772

Total inventories	$—	$21,783

4.  Financing Agreements.  Golden Oval Eggs, LLC, Midwest Investors of Iowa Cooperative and GOECA, LP are parties to a Credit Agreement that was originally entered into on September 13, 2004, and subsequently amended.  With the last amendment effective August 29, 2008, the maturity date of a short term revolving note in the amount of $2,500 was extended from July 31, 2008 to March 1, 2009 and the commencement date of certain financial covenants was also extended to March 1, 2009.  We have historically financed our working capital needs through the Credit Agreement and, to the extent of our cash flow, from operations.  The Credit Agreement, as amended, requires the Company, among other things, to generate monthly EBITDA of at least $1,000 for the term of the Credit Agreement.  In addition, the amendment requires payments into an escrow account to fund improvements to wastewater processing facilities at the Thompson, Iowa location.  The amounts required and made are $200 per month for September, October and November, and $100 for December.  The Company was in compliance with all covenants under the Credit Agreement for each month tested in the quarter ended February 28, 2009 and as of February 29, 2008.  Included in the amendment is a requirement that any funds from a sale of the Company be utilized to repay all indebtedness on or before March 1, 2009.  The requirement was extended until April 15, 2009 at which point and time the Company repaid the indebtedness in full.  See Note 9.

5.  Stock Based Compensation.  The Company has bonus and compensation plans in place for management.  Under these agreements management may receive up to 50% of certain performance bonuses in the form of Class A Units.  The Company accrues for management bonuses during the year based upon the estimated amount that will be earned by year end.  Upon approval by the Board of Managers, the bonuses are paid to management.  The number of units to be issued is based upon the estimated value of the Class A Units at the time the bonus is awarded.  For the three months ended May 31, 2008 and 2009, no Class A Units were issued to management.

The Class A Units are nontransferable and subject to forfeiture ratably over the following three years.  The employee must be employed on the anniversary date of issuance to avoid forfeiture.  In the event that termination of the employee occurs, the Company will record any forfeiture of units as a reduction to compensation expense in the period in which the forfeiture occurs.  There were no forfeitures for the three months ended May 31, 2009 or for the quarter ended May 31, 2008.  In the event of a change of control, the vesting period accelerates.  Effective with the sale to Rembrandt all remaining units vested resulting in approximately $304 of expense.

The members of the Board of Managers are granted 2,000 Class A Units for each year served on the board following each year of service.  The Company recognizes compensation expense for these awards based upon the fair value on the date they are granted.  The unit value was calculated at $1.87 per unit and 11,666 units were issued on May 29, 2008 for a total expense of $21,815.  For the three months ended May 31, 2009, no units were awarded to the Board of Managers.

6.  Earnings per Unit.  Basic net income (loss) per unit was calculated by dividing net income (loss) by the weighted-average number of Class A common units outstanding during the period.  Diluted net income (loss) per unit was calculated by dividing net income (loss) by the weighted-average number of Class A common units outstanding during the period plus the dilutive effects of the Warrant.  On March 2, 2009, the holder of the Warrant exercised its rights to purchase 880,492 units of newly created Convertible Class A Preferred Units.  Convertible Class A Preferred units representing 340,628 units were included in the calculation of diluted net income per members’ unit for three months end May 31, 2008.

As previously disclosed by the Company, on May 23, 2006, the Company entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Land O’ Lakes, Inc. (“LOL”) and certain other parties. On February 15, 2008, the Agreement was amended (the “Purchase Agreement Amendment”) to reduce the purchase price under the Purchase Agreement. In connection with the Purchase Agreement Amendment, the Company issued LOL a warrant (the “2008 Warrant”) to purchase 880,492 of its newly-created Class A Preferred units. The Board of Managers of the Company adopted the Certificate of Designation of Class A Convertible Preferred Units (as amended, the “Certificate) on February 15, 2008 to provide for the rights and preferences of the Class A Preferred Units.

On March 2, 2009, the members approved an amendment to the Certificate (the “Certificate Amendment”) whereby if there is a purchase agreement executed by the Company for a sale of all or substantially all of the assets of the Company and the 2008 Warrant has been exercised, then the Class A Convertible Preferred Units shall be converted to the same number of Class A Common Units and following the conversion the holder shall be entitled to receive a payment of $6,447 from the Company (the “Conversion Payment”), with the amount to be paid by the Company to the holder within 30 days after closing of the sale of all or substantially all of the Company’s assets.  On March 2, 2009, Land O Lakes exercised their warrant and received the payment noted above.  Effective upon such a conversion of the Class A Convertible Preferred units to Class A Common units, the rights and preferences related to the Class A Convertible Preferred units shall cease.  The preferential payment was recognized as expense by the Company during the three months ended May 31, 2009.

	Nine months ended
	May 31,	May 31,
	2009	2008

Numerator
Net income (loss)	$(12,376)	$9,284

Denominator	5,791	5,431
Weighted average units outstanding

Diluted weighted average units outstanding	5,791	5,772

Basic net income (loss) per share	$(2.14)	$1.71

Diluted net income (loss) per share	$(2.14)	$1.61

7.  Use of Estimates.  The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

8.  Capital Resources and Liquidity. The Company was a party to an Amended and Restated Credit Agreement, as amended, with Metropolitan Life Insurance Company as lender and CoBank, ACB as lender and administrative agent (the “Credit Agreement”).  Commencing in March 2008, the Company had undertaken the pursuit of strategic alternatives as required under its credit agreements.  On March 30, 2009, the Company concluded the transaction to sell substantially all of its assets to Rembrandt Enterprises, Inc. for $120,969 and the assumption of certain liabilities, with a subsequent adjustment to be made for working capital and other matters as agreed by the parties.  The Company used the proceeds of the sale to satisfy all of its obligations to lenders under its credit agreements.  The transaction is more fully described on Form 8-K dated March 30, 2009, and in Note 9 below.

9.  Sale to Rembrandt

The assets sold included approximately 6 million laying hens in modern, in-line facilities, egg processing plants, and delivery trucks.  As part of the acquisition, Rembrandt acquired the Company’s 68% interest in AEI, LLC “AEI” and its 33.3% interest in United Mills “United Mills”.  AEI’s and United Mill’s results from operations have been included in the consolidated statement of operations through the date of the sale.  Additionally, Rembrandt assumed certain trade liabilities and accrued expenses in conjunction with the sales transaction.

The following is a summary of the proceeds from the sale to Rembrandt:

Cash received from buyer	$118,128

Cash due form buyer	2,841

Total sales price	$120,969

The final sales price and the subsequent gain on the sale of the assets are subject to a working capital adjustment.   Originally $4.25 million was held back by Rembrandt as part of the working capital adjustment.  This amount has subsequently been adjusted to $2.84 million as part of the working capital adjustment.  The Company and Rembrandt continue to negotiate the final working capital adjustment.  Management believes the amount currently due from Rembrandt is fully collectible pursuant to the terms of the sale contract.

As previously discussed, the Company used the proceeds from the sale of the assets to repay substantially all of its indebtedness.  Additionally, distributions were made to unit holders in the amount of $3 per unit (approximately $19,291) on April 20, 2009.

Certain executives and managers of the Company were paid severance as a result of the proposed transaction and also had unit awards as a result of incentive plans that vested upon the closing of the transaction.   For the three months ended May 31, 2009, the Company recognized $2,530 of expense related to severance payments and $304 of expense related to the accelerated vesting of the unit awards.

10.  Legal Proceedings.  Please refer to pages 61 and 62 of Schedule 14A Definitive Proxy Statement dated March 10, 2009 for a full description of legal matters.

11.  Subsequent Events.  Management has evaluated subsequent events through November 20, 2009.  The Company made an additional distribution to its unit holders of $0.40 per unit in the amount of $2,572 on September 24, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains, in addition to historical information, forward-looking statements that are based on current expectations, beliefs, intentions or future strategies of the management of the New Midwest Company, formerly known as Golden Oval Eggs, LLC (“we”, “us”, “our”, or the “Company”). When used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Quarterly Report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “will,” “estimate” and similar verbs or expressions are intended to identify such forward-looking statements.  If our management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in Part I, Item 1A. “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, as well as those identified in other filings with the Securities and Exchange Commission.  Readers are strongly urged to consider such factors when evaluating any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements to reflect future events or developments.

The following is a discussion and analysis of our financial condition and results of operations as of and for the three month and nine months periods ended May 31, 2009 and 2008. This section should be read in conjunction with the condensed financial statements and related notes in Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the year ended August 31, 2008.

Summary

On March 30, 2009, the Company closed a transaction in which it sold substantially all of its assets and ceased to operate.  All of its employees were terminated and a majority were offered employment by the purchaser.  All production and sales facilities were sold or otherwise transferred to the purchaser or shut down.  As a part of the transaction, the Company was required to change its name.  The new name of the entity is The New Midwest Company LLC.  It maintains an office in Renville, Minnesota.   Subsequent to the sale the Company has made certain distributions to the members.  The board of managers will determine, in its discretion, when to make a subsequent proposal to the Company’s members to liquidate the Company.  The board of managers currently expects to consider liquidation of the Company in late 2009.   See note 9 for a description of the transaction.

Prior to the sale, the Company produced a wide range of egg products, from unpasteurized liquid eggs, further processed egg products for other food manufacturers, and finished goods for sale to retailers and food service customers.  Products were sold to other food manufacturers, restaurants, supermarkets and foodservice distributors.  The Company’s operating income or loss was materially affected by wholesale liquid egg prices, and pricing of further processed products which can fluctuate widely and are outside of the Company’s control.  Liquid eggs are a commodity product and prices fluctuate in response to supply/demand factors.  The Company also sold a portion of its products under contracts at non-market prices.  Depending upon market circumstances, the prices generated by the Company’s nonmarket volume tend to be less or more than what the prevailing open market prices would generate.

Results of Operations

Results of Operations — Third Quarter Fiscal Year 2009 Compared to Third Quarter Fiscal Year 2008

General     The Company conducted operations through March 30, 2009, with no sales or other operating activities for the period from March 31 to May 31, 2009, the end of its third fiscal quarter.  As a result, all comparison are affected by comparing one month of operations against three in the third fiscal quarter of the prior fiscal year, resulting in skewed comparisons.  Accordingly, most of the narrative has been omitted.  The sale of substantially all of the Company’s assets is reflected in the current reporting period.

Other Income(Expense)     Interest expense declined from $(1.9) million to $(1.7) million due largely to the fact that all debt was paid in full at closing, reflecting only one month of expense compared to three months in the prior period.  However, since the debt was repaid, the company expensed the remaining balance of deferred financing costs and included this in interest expense for the quarter.  Preferential payments to preferred shareholder of $(6,447) were made under the terms of the agreement modifying the subordinated note held by Land O’ Lakes and disclosed in an 8-K filing dated March 2, 2009 and became due and payable upon the change of control or sale of substantially all of the assets of the Company.  The company recorded a gain on the assets sold and liabilities assumed of $5,055.  Transaction costs of $2,175 are included in the calculation of the gain and $304 of expense related to accelerated vesting of unit awards that occurred with the change in control.  Severance costs triggered by a change of control or termination under various employment contracts and agreements were expensed and recorded in Operating Costs for the quarter.  These costs were not previously accrued as they were contingent upon a future event.  The amounts paid were in accordance with amounts disclosed in the Proxy statement and approved by unit holders.

Income Taxes.       As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes. Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income or loss as an item of income for the purposes of their own federal income tax returns.

Net Income(Loss).     Operations for the third quarter ended May 31, 2009 resulted in a loss of $(8.9) million, or a loss of $(1.39) per basic members’ unit and $(1.39) per diluted members’ unit, as compared to income of $2.75 million, or $0.51 per basic and $0.44 per diluted members’ unit for the quarter ended May 31, 2008.

Distributions.       During the third quarter ending May 31, 2009 we made distributions of $3.00 per unit holder from the sale proceeds.

Results of Operations — Nine Months ended May 31, 2009 Compared to Nine Months ended May 31, 2008

General.  The Company conducted operations through March 30, 2009, with no sales or other operating activities for the period from March 31 to May 31, 2009, the end of its third fiscal quarter.  As a result, all comparison are affected by comparing seven month of operations against nine in the prior fiscal year, resulting in skewed comparisons.  Accordingly, most of the narrative has been omitted.  The sale of substantially all of the Company’s assets is reflected in the current reporting period.

Income Taxes.       As a limited liability company, the Company expects to be treated as a partnership for federal income tax purposes.  Therefore, the Company will pay no federal income tax and instead, the Company’s members will include their pro-rata share of the Company’s net income as an item of income for the purposes of their own federal income tax returns.

Net Income (loss).        Net income for the nine months ended May 31, 2009 resulted in a loss of $(12.4) million, or $(2.14) per weighted average units and diluted members’ unit of $(2.14), as compared to net income of $9.3 million, or $1.71 per basic members’ unit weighted average and $1.61 per diluted unit for the same period a year ago.

Liquidity and Capital Resources

On March 30, 2009, the Company sold substantially all of its assets in a transaction with Rembrandt.  The proceeds were used to satisfy all outstanding indebtedness in full, including accrued interest, including facilities under its amended and restated credit agreements with CoBank ACB and MetLife, the series 1999 and 2001 bonds, and miscellaneous smaller borrowings related to its Thompson, Iowa facility.  The Company’s working capital at May 31, 2009, was $3.6 million compared to $(54.2) million at August 31, 2008.  The Company distributed $3.00 per Class A Common Unit for a total of $19.3 million.  The Company’s remaining assets consist of $1.5 million of cash, prepaid insurance of $0.4 million and a receivable of $2.8 million due from the purchaser relating to post closing adjustments.  Management expects the receivable will be fully collected.

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

Tangible Assets

We continually evaluate the carrying value of our tangible assets for events or changes in circumstances that indicate that the carrying value may not be recoverable.  As part of this reevaluation, if impairment indicators are present, we estimate the future cash flows expected to result from the use of this asset and its eventual disposal.  During the third quarter of fiscal year 2009, the company sold substantially all of its assets to Rembrandt Foods and has no material tangible assets.

Intangible Assets

During the third quarter of fiscal year 2009, the company sold substantially all of its intangible assets to Rembrandt Foods and has no intangible assets at May 31, 2009.

Impact of Recently Issued Accounting Pronouncements

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report form 10-K for the year ended August 31, 2008 for a discussion of the impact of recently issued accounting pronouncements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of Accounting Research Bulletin (“ARB”).”  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income or loss to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income or loss attributable to the parent and to the noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Accordingly, we adopted this statement effective May 31, 2009.  This statement is applied prospectively as of the beginning of the fiscal year in which this statement is initially adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements are applied retrospectively for all periods presented.  Accordingly, we have reclassified amounts in the financial statements for all prior periods presented.

In April 2008, the FASB posted FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP SFAS No. 142-3 amends the factors an entity must consider when developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset.  It also requires entities to provide certain disclosures about its assumptions.  FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Accordingly, we adopted this statement effective May 31, 2009.  There was no material impact on the Company’s results of operations or financial condition upon adoption of the new statement.

The FASB issued two new statements in May 2008, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and SFAS No. 163, “Accounting for Financial Guaranty Insurance Contract, an interpretation of SFAS No. 60.”  SFAS No. 162 identifies sources of accounting principles and establishes a hierarchy of accounting principles to be used in preparation of financial statements in conformity with generally accepted accounting principles for non governmental entities.  SFAS No. 162 is effective 60 days following Securities and Exchange Commission (“SEC”) approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411.  The Company does not anticipate any impact with the enactment of SFAS No. 162.  SFAS No. 163 clarifies the recognition and measurement of claim liabilities in an insured financial obligation by insurance enterprises.  SFAS No. 163 is not applicable to the Company.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009 and, accordingly, the Company adopted it during the first quarter of fiscal 2010.  Adoption of this FSP had no material impact on the Company’s financial statements.  See Note 7 for these disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 applies to both interim financial statements and annual financial statements and should not result in significant changes in the subsequent events that are reported.  SFAS No. 165 introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which a Company has evaluated subsequent events and the basis for that date, whether that represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  This statement is effective for interim or annual reporting periods ending after June 15, 2009.  The Company adopted this statement during the first quarter of fiscal 2010.

In October 2009, the FASB issued new U.S. GAAP guidance that requires an entity to allocate revenue arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method).  The guidance eliminates the use of the residual method of allocation, in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  The new guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented.  The Company does not expect the adoption of this guidance to have an effect on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Dana Persson, and Chief Financial Officer, Thomas A. Powell, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that as of the date of the sale there was a continuing deficiency in the Company’s disclosure controls and procedures as described in Part II, Item 9A “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.  Effective with the sale, all employees were terminated with former accounting department being utilized on an as need basis.

Changes in Internal Control over Financial Reporting

Effective with the sale, all employees, including those with responsibility for internal control over financial reporting were terminated.  Reporting after the date is performed by prior employees on a contracted basis and supervised by the Chief Financial Officer and Chief Executive Officer who continue in their respective roles.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Proceedings

Beginning in 2001, the Iowa Department of Natural Resources (IDNR) issued several Notices of Violation against GOE regarding alleged violations of the wastewater permit discharge limits for biochemical oxygen demand, total suspended solids, and ammonia nitrogen at the Thompson, Iowa facility.  On March 29, 2007, the Iowa Attorney General’s office filed suit against us requesting civil penalties and injunctive relief against further permit violations.  To address the violations, we decided to make certain capital infrastructure improvements to the wastewater treatment facility totaling approximately $2.5 million.  The improvements were designed to ensure full compliance with the wastewater permit.

On July 14, 2008, a Consent Order, Judgment and Decree was filed in Iowa District Court for Winnebago County.  The Order was a settlement with the Iowa Attorney General and obligated us to pay a $200,000 civil penalty to the State of Iowa for the alleged violations, and to complete the improvements to the Thompson wastewater facility.  We paid the $200,000 civil penalty in July 2008 and have since completed construction of the wastewater improvements and satisfied all of our obligations under the Consent Order.

On July 8, 2009, an Acknowledgement of Satisfaction of Consent Order, Judgment and Decree was filed by the Iowa Attorney General in Iowa District Court for Winnebago County that stated that we had fully satisfied all aspects of the Consent Order.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 10, 2009 a Proxy was submitted to all Class A Common unit holders to approve the sale of substantially all of the Company’s assets, to change the name of the Company, and to grant authority to adjourn the special meeting wherein the votes were to be tabulated.  At a special meeting held on March 23, 2009 all three matters were overwhelmingly approved.

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

The New Midwest Company, LLC

	By:	/s/ Dana Persson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas A. Powell
Vice President and Chief Financial
Officer
(Principal Financial and Accounting
Officer)

Date: November 24, 2009